Form 10-KT
period 2007-06-30
Vantage Energy Services, Inc.
filed 2007-09-26
CIK 1380565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☐                                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

Or

☒                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from September 8, 2006 to June 30, 2007

Commission File Number 001-33496

VANTAGE ENERGY SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0599779
(State of Incorporation)	(I.R.S. Employer Identification Number)

777 Post Oak Blvd., Suite 610

Houston, Texas 77056

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (281) 404-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units	American Stock Exchange
Shares of Common Stock, $0.001 par value	American Stock Exchange
Warrants	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the voting common stock, par value $0.001 per share, held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on September 20, 2007, as reported on the American Stock Exchange was approximately $262,260,000.

In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors, officers and other holders of non-publicly traded shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 20, 2007, the registrant had outstanding 42,750,000 shares of common stock, par value $0.001 per share, of which 35,066,475 such shares are publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

LIST HEREUNDER THE DOCUMENTS FROM WHICH PARTS THEREOF HAVE BEEN INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH SUCH INFORMATION IS INCORPORATED:

NONE.

SAFE HARBOR STATEMENT

This Transition Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This Transition Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements. Actual results may differ materially due to various factors, including, but not limited to, our:

•       being a development stage company with no operating history;

•       dependence on key personnel, some of whom may join us following an initial transaction;

•       personnel allocating their time to other businesses and potentially having conflicts of interest with our business;

•       potentially being unable to obtain additional financing to complete an initial transaction;

•       limited pool of prospective target businesses;

•       securities’ ownership being concentrated;

•       potential change in control if we acquire one or more target businesses for stock;

•       risk associated  with operating in the oilfield services industry;

•       delisting of our securities from the American Stock Exchange or our inability to have our securities listed on the American Stock Exchange following a business combination;

•       financial performance following an initial transaction; or

•       those other risks and uncertainties detailed in the our filings with the Securities and Exchange Commission including those listed at Item 1A-Risk Factors herein.

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this current report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

PART I

ITEM 1.                BUSINESS

Introduction

Vantage Energy Services, Inc. (the “Company”, “we” or “us”) is a blank check company organized under the laws of the State of Delaware on September 8, 2006. We were formed to acquire, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction, joint venture or other similar business combination, one or more businesses in the oilfield services industry. On May 30, 2007, we completed an initial public offering for $276 million of 34.5 million units each consisting of one share of our common stock and one warrant (the “Public Offering”). Pursuant to our amended and restated certificate of incorporation, we have until May 24, 2009 to complete a business combination or we will be subject to liquidation. Since completion of our Public Offering, we have commenced our search for a business acquisition or combination. To date, we have examined more than 25 possible acquisitions or combinations.

On August 30, 2007, the Company signed a definitive share purchase agreement to acquire all of the shares of common stock of Offshore Group Investment Limited (“OGIL”), a Cayman Islands registered company and wholly owned subsidiary of F3 Capital (“F3 Capital”). F3 Capital is affiliated with TMT Global, a Cayman Islands registered company. Four Baker Marine Pacific Class 375 ultra-premium jackup drilling rigs are being constructed in Singapore for delivery and sale to OGIL. Under the terms of the share purchase agreement, the Company will change its domicile from Delaware to the Cayman Islands.

F3 Capital will receive aggregate consideration of approximately $331 million at closing, consisting of approximately $56 million in cash and $275 million in units. Each unit is comprised of one share of common stock and 0.75 warrants to purchase common stock. The warrants shall be on terms identical to the warrants included in the units sold as part of our Public Offering. As part of the transaction, the Company will: (i) assume approximately $517 million in payments owed under certain contracts for the construction and delivery of the four ultra-premium jackup drilling rigs and (ii) incur approximately $40 million in rig outfitting costs. Also as part of the transaction, the Company will acquire an option to purchase an ultra-deepwater drillship currently under development.

A major European bank has provided the Company an indicative term sheet providing for debt financing for completion of the jackup rigs of approximately $440 million, subject to completion of the lender’s internal processes. The closing of the acquisition and the debt financing are subject to stockholder approval, regulatory clearances and other customary closing conditions.

According to Spears & Associates, worldwide spending in the oilfield services and equipment sector is scheduled to increase from $198 billion in 2006 to $236 billion in 2007. We believe there are substantial opportunities to provide technology and services to oil and gas producers on a global basis. Management believes we will have opportunities to acquire businesses operating in a number of sub-sectors of the oilfield services industry. Our targeted businesses may include one or more companies that are engaged in:

•       Oil and gas contract drilling services.   This includes companies that provide conventional and horizontal contract drilling services to exploration and production companies to include land-based and offshore drilling rigs in both U.S. and international markets, rig management services to include technical drilling assistance and personnel and rig repair and maintenance services.

•       Other well services.   This includes workover and well servicing, drilling and completion fluids, well logging and other wireline services, measurement-while-drilling and logging-while-drilling services, well stimulation, casing services, coiled tubing services, well engineering and project management and well testing services.

•       Seismic acquisition and reservoir imaging.   This includes companies that acquire, process, interpret and market geophysical information that provides 2D and 3D images of the subsurface as well as 4D surveys on a contract basis to a single client or on a multi-client basis where the data is licensed to multiple clients.

•       Marine transportation and supply.   This includes companies that employ offshore support vessels to transport materials, supplies and personnel and to position drilling structures.

•       Manufacturing, selling and distributing oilfield services and products.   This includes companies that manufacture, sell and distribute products and perform services that are used in the drilling and completion of new oil and gas wells and the maintenance of existing wells.

•       Oil and gas exploration.   This includes companies engaged in the exploration for new oil and gas wells, as well as drilling and completion activities in mature fields.

We believe there are substantial opportunities to operate onshore as well as offshore, in both domestic and international markets. We may also make investments in oil and gas exploration, development and production activities. We believe these segments offer significant organic growth and/or consolidation opportunities in highly fragmented markets with abundant potential acquisition targets.

Industry Trends

The International Energy Outlook 2007 (Energy Information Administration, U.S. Department of Energy) projects strong growth for worldwide energy demand over the next 25 years. Despite the recent increase in world oil prices, overall economic growth is expected to increase at an annual rate of 3.8 percent over this period. To fuel this growth, world oil consumption is expected to increase from 80 million barrels per day (bpd) in 2003 to 98 million bpd in 2015 and to 118 million bpd in 2030. The annual consumption of natural gas is expected to increase from 95 tcf to 182 tcf over the same time period.

We believe demand for oilfield services is a function of oil and gas companies’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons, which in turn is affected by current and expected levels of oil and gas prices. As oil and gas prices have rebounded beginning in early 1999, worldwide spending on oilfield services and equipment, according to Spears & Associates, Inc.’s (“Spears”) Oilfield Market Report 2006, has increased from $75 billion in 1999 to an expected $236 billion in 2007.

The number of active rigs, or rig count, serves as an indicator of demand for oilfield services. According to Baker Hughes, U.S. and worldwide rig counts at January 2007 were 1,699 and 3,314, respectively, an increase of 57% and 34% from three years ago. According to ODS-Petrodata there are fewer than 300 premium jackup drilling rigs worldwide. Of this number, there are fewer than 70 drilling rigs within the ultra-premium segment targeted in our proposed acquisition.

Management and Board Expertise

Our executive officers and directors have extensive experience in the energy industry as managers, principals or directors of worldwide energy companies. In addition, they collectively comprise a formidable pool of expertise covering the key areas of the energy industry, with experience in negotiating and structuring transactions in the areas in which we will attempt to compete. Prior to the consummation of a business combination, we intend to leverage the industry experience of our executive officers, including their extensive contacts, relationships and access to acquisition opportunities, by focusing our efforts on identifying a prospective target business or businesses in the energy industry and negotiating the terms of such transaction.

Subsequent to the consummation of a business combination, we believe that the strengths of our management team, particularly their extensive operations experience in the energy industry, will be valuable with respect to operating any business we may acquire.

Regulations

Government Regulation

Government regulation significantly affects the energy industry, including international conventions, national, state and local laws and regulations in force in the countries in which we may operate. Because these laws and regulations are frequently changed and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on our business.

Environmental Regulation

We will be subject to numerous national and local environmental laws and regulations relating to our operations and activities. Current and proposed fuel and product specifications under a number of environmental laws could have a significant effect on our profitability. Environmental laws and regulations could also require us to remediate or otherwise redress the effects on the environment of prior disposal or release of chemicals or petroleum substances. The extent and cost of future environmental restoration, remediation and abatement programs are often inherently difficult to estimate. They depend on the magnitude of any possible contamination, the timing and extent of the corrective actions required and our share of liability relative to that of other solvent responsible parties. Our operations will also be subject to environmental and common law claims for personal injury and property damage caused by the release of chemicals, hazardous materials or petroleum substances.

United States Regulation

The Clean Air Act and its regulations require, among other things, new fuel specifications and sulphur reductions, enhanced monitoring of major sources of specified pollutants; stringent air emission limits; and risk management plans for storage of hazardous substances. In addition, the Clean Water Act is designed to protect and enhance the quality of U.S. surface waters by regulating the discharge of wastewater and other discharges from both onshore and offshore operations. Facilities are required to obtain permits for most surface water discharges, install control equipment and implement operational controls and preventative measures, including spill prevention and control plans.

The Resource Conservation and Recovery Act, or RCRA, regulates the storage, handling, treatment, transportation and disposal of hazardous and non-hazardous wastes. It also requires the investigation and remediation of certain locations at a facility where such wastes have been handled, released or disposed of. Assets we acquire may generate and handle a number of wastes regulated by RCRA that are subject to investigation and corrective action.

Under the Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or Superfund, waste generators, site owners, facility operators and certain other parties are strictly liable for part or all of the cost of addressing sites contaminated by spills or waste disposal regardless of fault or the amount of waste sent to a site. Additionally, each state has laws similar to CERCLA.

In addition, after a business combination we could become regulated under the Oil Pollution Act, which amended the Clean Water Act. Among other requirements, the Oil Pollution Act requires the owner or operator of a tank vessel or facility to maintain an emergency oil response plan to respond to releases of oil or hazardous substances. Also, in case of such releases, the Oil Pollution Act requires responsible parties to pay the resulting removal costs and damages, provides for substantial civil penalties, and authorizes the imposition of criminal and civil sanctions for violations. States where we may have operations may have similar laws to the Oil Pollution Act. Spills of oil and other hazardous substances could occur at our facilities.

Other significant legislation includes the Toxic Substances Control Act, which regulates the development, testing, import, export and introduction of new chemical products into commerce; the Occupational Safety and Health Act which imposes workplace safety and health, training and process standards to reduce the risks of chemical exposure and injury to employees; the Emergency Planning and Community Right-to-Know Act, which requires emergency planning and spill notification as well as public disclosure of chemical usage and emissions. In addition, the U.S. Department of Transportation through agencies such as the Office of Pipeline Safety and the Office of Hazardous Materials Safety regulates in a comprehensive manner the transportation of products such as gasoline and chemicals to protect the health and safety of the public.

Maritime Oil Spill Regulation

The United States Oil Pollution Act of 1990, or OPA, established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all owners and operators whose vessels trade in the United States, its territories and possessions, and those vessels that operate in United States waters, which includes the United States’ territorial sea and its two hundred nautical mile exclusive economic zone.

Under OPA, vessel owners, operators and bareboat charterers are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels. OPA defines these other damages broadly to include:

•       natural resources damages and the costs of assessment thereof;

•       real and personal property damages;

•       net loss of taxes, royalties, rents, fees and other lost revenues;

•       lost profits or impairment of earning capacity due to property or natural resources damage; and

•       net cost of public services necessitated by a spill response, such as protection from fire, safety or health hazards, and loss of subsistence use of natural resources.

OPA specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for oil spills. Some states which have enacted such legislation have not yet issued implementing regulations defining vessels owners’ responsibilities under these laws.

European Union Regulation

Within the European Union, member states either apply the Directives of the European Commission or enact regulations. By joint agreement, European Union Directives may also be applied within countries outside of Europe.

A European Commission Directive for a system of Integrated Pollution Prevention and Control, or IPPC, was approved in 1996. This system requires the issuance of permits through the application of Best Available Techniques, also know as BAT. In the event that the use of BAT results in the breach of an environmental quality standard, plant emissions must be reduced. The Directive encompasses most activities and processes undertaken by the oil and petrochemical industry within the European Union.

The European Union Large Combustion Plant Directive sets emission limit values for sulphur dioxide, nitrogen oxides and particulates from large combustion plants. It also required phased reductions in emissions from existing large combustion plants. The second important set of air emission regulations that may affect our operations is the Air Quality Framework Directive and its three set of directives on ambient air quality assessment and management, which prescribe, among other things, ambient limit values for sulphur dioxide, oxides of nitrogen, particulate matter, lead, carbon monoxide, ozone, cadmium, arsenic, nickel, mercury and polyaromatic hydrocarbons.

The European Commission’s Clean Air for Europe Program is expected to lead to the publication of a Thematic Strategy on Air Pollution, or TSAP. TSAP will outline the environmental objectives for air quality and measures to be taken to achieve the Commission’s objectives.

Many countries in Europe have soil protection policies. Each has its own contaminated land regulations.

The European Commission adopted a Directive on Environmental Liability on April 21, 2004. The proposal seeks to implement a strict liability approach for damage to biodiversity and services lost from high-risk operations by April 30, 2007. Member states are considering how to implement the regime. Possibilities of damage insurance, increased preventive provisions and injunctive relief to third parties are also possible.

Other environment-related existing regulations which may have an impact on our future operations include the Major Hazards Directive which requires emergency planning, public disclosure of emergency plans and ensuring that hazards are assessed, and effective emergency management systems are in place; the Water Framework Directive which includes protection of groundwater; and the Framework Directive on Waste to ensure that waste is recovered or disposed without endangering human health and without using processes or methods which could harm the environment.

Other environmental initiatives

The European Union is considering legislation that will affect the operation of vessels and the liability of owners for oil pollution. It is difficult to predict what legislation, if any, may be promulgated by the European Union or any other country or authority.

Although the United States is not a party thereto, many countries have ratified and follow the liability scheme adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage, 1969, as amended, or the CLC, and the Convention for the Establishment of an International Fund for Oil Pollution of 1971, as amended. Under these conventions, a vessel’s registered owner is strictly liable for pollution damage caused on the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. Many of the countries that have ratified the CLC have increased the liability limits through a 1992 Protocol to the CLC. The liability limits in the countries that have ratified this Protocol are currently approximately $4 million plus approximately $566 per gross registered ton above 5,000 gross tons with an approximate maximum of $80.5 million per vessel, with the exact amount tied to a unit of account which varies according to a basket of currencies. The right to limit liability is forfeited under the CLC where the spill is caused by the owner’s actual fault or privity and, under the 1992 Protocol, where the spill is caused by the owner’s intentional or reckless conduct. Vessels trading to contracting states must provide evidence of insurance covering the limited liability of the owner. In jurisdictions where the CLC has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to the CLC.

Security regulation

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security. On November 25, 2002, the Maritime Transportation Security Act of 2002, or MTSA, came into effect. To implement certain portions of the MTSA, in July 2003, the United States Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, amendments to the International Convention for the Safety of Life at Sea, or SOLAS, created a new chapter of the convention dealing specifically with maritime security. The new chapter went into effect on July 1, 2004 and imposes various detailed security obligations on vessels and port authorities, most of which are contained in the newly created International Ship and Port Facilities Security, or ISPS Code. Among the various requirements are:

•       on-board installation of automatic information systems, or AIS, to enhance vessel-to-vessel and vessel-to-shore communications;

•       on-board installation of ship security alert systems;

•       the development of vessel security plans; and

•       compliance with flag state security certification requirements.

The United States Coast Guard regulations, intended to align with international maritime security standards, exempt non-U.S. vessels from MTSA vessel security measures provided such vessels have on board, by July 1, 2004, a valid International Ship Security Certificate, or ISSC, that attests to the vessel’s compliance with SOLAS security requirements and the ISPS Code.

Effecting a Business Combination

General

We were formed to acquire, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction, joint venture or other similar business combination, one or more businesses in the oilfield services industry. We intend to utilize cash derived from our initial public offering, our capital stock, debt or a combination of these in effecting a business combination.

Subject to the requirement that our business combination must be with a target acquisition having a fair market value that is at least 80% of our net assets held in trust (net of taxes and amounts disbursed for working capital purposes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such acquisition, there are no limitations on the type of oilfield service investments (including investments in securities of entities that own or finance oilfield services activities) we can make or the percentage of our total assets that may be invested in any one investment. Accordingly, other than the requirement that our business combination must be with a target acquisition having a fair market value that is at least 80% of our net assets held in trust (net of taxes and amounts disbursed for working capital purposes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such acquisition, our investment policies may be changed from time to time at the discretion of our board of directors, without a vote of our stockholders. Additionally, no limits have been set on the concentration of investments (including investments in securities of entities that own or finance oilfield services activities) in any location or product type. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target acquisition

We believe that there are numerous acquisition candidates in the global oilfield services industry that we intend to target. Target acquisitions are brought to our attention by our officers and directors, through their network of contacts and other industry relationships located in the United States and elsewhere that regularly, in the course of their daily business activities, see numerous varied opportunities. Target acquisitions may also be brought to our attention by such unaffiliated sources such as brokers or others as a result of being solicited by us through calls or mailings. Unaffiliated sources, such as brokers may also introduce us to target acquisitions they think we may be interested in on an unsolicited basis. In no event will any of our existing officers, directors or stockholders or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render, in order to effectuate the consummation of a business combination.

Selection of a target acquisition and structuring of a business combination

Subject to the requirement that our business combination must be with a target acquisition having a fair market value that is at least 80% of our net assets held in trust (net of taxes and amounts disbursed for working capital purposes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting prospective target acquisitions. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target acquisitions. In evaluating a prospective target acquisition, our management consider, among other factors, the following factors likely to affect the performance of the investment:

•       earnings and growth potential;

•       experience and skill of management and availability of additional personnel;

•       capital requirements;

•       competitive position;

•       financial condition and results of operation;

•       barriers to entry into the energy and related industries;

•       stage of development of the products, processes or services;

•       breadth of services offered;

•       degree of current or potential market acceptance of the services;

•       regulatory environment of the industry;

•       costs associated with effecting the business combination; and

•       proprietary features and degree of intellectual property or other protection of the products, processes or services.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target acquisition, we will conduct an extensive due diligence review which encompasses, among other things, a review of all environmental issues, and a review of all relevant financial and other information which is made available to us. This due diligence review may be conducted either by our management or by unaffiliated third parties we may engage. We also seek to have all owners of any prospective target acquisition execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If any prospective business or owner refused to execute such agreement, it is unlikely we would continue negotiations with such business or owner.

In the case of all possible acquisitions, we seek to determine whether the transaction is advisable and in the best interests of us and our stockholders. We believe it is possible that our attractiveness as a potential buyer of businesses may increase after the consummation of an initial transaction and there may be additional acquisition opportunities as we grow and integrate our acquisitions. There may be future acquisition opportunities. Fundamentally, however, we believe that, following an initial transaction, we could learn of, identify and analyze acquisition targets in the same way after an initial transaction as we will before an initial transaction. To the extent we are able to identify multiple acquisition targets and options as to which business or assets to acquire as part of an initial transaction, we intend to seek to consummate the acquisition which is most attractive and provides the greatest opportunity for creating stockholder value. The determination of which entity is the most attractive will be based on our analysis of a variety of factors, including whether such acquisition would be in the best interests of our securityholders, the purchase price, the terms of the sale, the perceived quality of the assets and the likelihood that the transaction will close.

The time and costs required to select and evaluate a target acquisition and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target acquisition with which a business combination is not ultimately completed are expensed and reduce the amount of capital available to otherwise complete a business combination. While we may pay fees or compensation to third parties for their efforts in introducing us to a potential target business, in no event, however, will we pay any of our existing officers, directors or stockholders or any entity with which they are affiliated any finder’s fee for services rendered to us or in connection with the consummation of the initial business combination.

Fair market value of target acquisition

The initial target acquisition that we acquire must have a fair market value equal to at least 80% of our net assets held in trust (net of taxes and amounts disbursed for working capital purposes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such acquisition, subject to the conversion rights described below, although we may acquire a target acquisition whose fair market value significantly exceeds 80% of our net assets held in trust (net of taxes and amounts disbursed for working capital purposes and excluding the amount held in the trust account representing a portion of the underwriters’ discount). To accomplish this, we may seek to raise additional funds through credit facilities or other secured financings or a private offering of debt or equity securities if such funds are required to consummate such a business combination.

Prior to entering into an agreement for a target acquisition, the fair market value of such target acquisition will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target acquisition has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent third party appraiser, which may or may not be an investment banking firm that is a member of the National Association of Securities Dealers, Inc., stating whether the fair market value meets the 80% of net assets held in trust threshold. If such an opinion is obtained, we anticipate distributing copies, or making a copy of such opinion available, to our stockholders. We are not required to obtain an opinion from a third party as to the fair market value if our board of directors independently determines that the target acquisition complies with the 80% threshold unless there is a conflict of interest with respect to the transaction.

Probable lack of business diversification

Our business combination must be with a target acquisition which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, we expect to have the ability to effect initially only a single business combination, although this process may entail the simultaneous acquisitions of several oilfield services businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities that may have the resources to complete several business combinations of entities or assets operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity or asset, our lack of diversification may:

•       subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•       result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

In the event we ultimately determine to simultaneously acquire several businesses or assets and such businesses or assets are owned by different sellers, we may need for each of such sellers to agree that our purchase of its business or assets is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the businesses or assets into a single operating business.

Limited ability to evaluate the target business’s management

Although we intend to closely scrutinize the incumbent management, if any, of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment will prove to be correct. In addition, we cannot assure you that new members that join our management following a business combination will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While our current officers and directors may remain associated in senior management or advisory positions with us following a business combination, they may not devote their full time and efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with such business combination, which would be negotiated at the same time as the business combination negotiations are being conducted and which may be a term of the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

In connection with a business combination, we may seek to recruit additional managers to supplement or replace the incumbent management of the target business. We cannot assure you that we will have the ability to recruit such managers, or that any such managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management, if any.

Opportunity for stockholder approval of business combination

Prior to the completion of our business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and, if applicable, historical financial statements of a target business.

In connection with the stockholder vote required to approve any business combination, all of our founding stockholders have agreed to vote all of their shares of common stock owned by them prior to our initial public offering in accordance with a majority of the public stockholders who vote at the special or annual meeting called for the purpose of approving a business combination. Our founding stockholders have also agreed that they will vote shares of common stock they acquired in our initial public offering, or subsequently acquire, in favor of a business combination. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 30% of the shares of common stock sold in this offering exercise their conversion rights. Voting against the business combination alone will not result in conversion of a stockholder’s shares of common stock into a pro rata share of the trust account. Such stockholder must have also exercised its conversion rights described below.

Upon the completion of our business combination, unless required by Delaware law, the federal securities laws, and the rules and regulations promulgated thereunder, or the rules and regulations of an exchange upon which our securities are listed, we do not presently intend to seek stockholder approval for any subsequent acquisitions.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer to each public stockholder (but not to our founding stockholders, nor to any of our officers and directors) the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Founding stockholders are not entitled to convert any of their shares of common stock into a pro rata share of the trust account. The actual per-share conversion price will be equal to the amount in the trust account, which includes $6,000,000 from the purchase of the founder securities by our founding stockholders, inclusive of any interest (net of any taxes due on such interest, which taxes, if any, shall be paid from the trust account, and amounts disbursed for working capital purposes, and calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares of common stock sold in this offering. Without taking into account interest earned on the trust account or taxes payable on such interest, the initial per share conversion price would be $7.82 or $0.18 less than the per unit offering price of $8.00. Because the initial per share conversion price is $7.82 per share (plus any interest net of taxes payable) which may be lower than the market price of the common stock on the date of the conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights.

If a business combination is approved, stockholders that vote against the business combination and elect to convert their shares of common stock to cash will be entitled to receive their pro-rata portion of the $6.0 million ($0.24 per share) of deferred underwriting discount held in the trust account.

An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. If a stockholder wishes to exercise his conversion rights, he must vote against the proposed business combination and, at the same time, demand that we convert his shares into cash by marking the appropriate space on the proxy card. If, notwithstanding a stockholder’s vote, the proposed business combination is consummated, then such stockholder will be entitled to receive a pro rata share of the trust account, including any interest earned thereon as of date which is two business days prior to the proposed consummation of the business combination. If a stockholder exercises his conversion rights, then he will be exchanging his shares of our common stock for cash and will no longer own these shares of common stock. A stockholder will only be entitled to receive cash for these shares if he continues to hold these shares through the closing date of the proposed business combination and then tenders his stock certificate to us. If a stockholder converts his shares of common stock, he will still have the right to exercise the warrants received as part of the units purchased in the offering in accordance with the terms hereof. If the proposed business combination is not consummated then a stockholder’s shares will not be converted into cash, even if such stockholder elected to convert.

Liquidation if no business combination

Our amended and restated certificate of incorporation provides that we will continue in existence only until May 24, 2009. This provision may not be amended except in connection with the consummation of a business combination. If we have not completed a business combination by such date, our corporate existence will cease except for the purposes of winding up our affairs liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our board of directors and stockholders to formally vote to approve our dissolution and liquidation and to have filed a certificate of dissolution with the Delaware Secretary of State). We view this provision terminating our corporate existence as an obligation to our stockholders and that investors will make an investment decision, relying, at least in part, on this provision. Thus, without the affirmative vote cast at a meeting of stockholders of at least 95% of the common stock issued in the offering, we will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of a business combination.

A liquidation after our existence terminates by operation of law would occur in the event that a business combination is not consummated by May 24, 2009. In the event we liquidate after termination of our existence by operation of law, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution.

Our founding stockholders have waived their rights to participate in any distribution with respect to shares of common stock owned by them immediately prior to this offering or purchased in the private placement upon our liquidation prior to a business combination, including the common stock underlying the founder warrants. There will be no distribution with respect to our warrants which will expire worthless. We expect that all costs associated with the implementation and completion of our liquidation will be funded by any remaining net assets outside of the trust fund, although we cannot assure you that there will be sufficient funds for such purpose. If such funds are insufficient, our officers and directors have agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000 in the case of a liquidation after our termination of existence by operation of law) and have agreed not to seek repayment for such expenses.

We will seek to reduce the possibility that our executive officers and directors will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. We also will have access to up to $2,500,000 (comprised of $250,000 available outside of the trust account from the Offering proceeds and up to $2,250,000 interest income, net of taxes payable on all interest income earned on the trust account, which we may seek to withdraw from the trust account for working capital purposes) with which to pay any such potential claims. The indemnification provisions are set forth in the insider letter, dated as of May 14, 2007, executed by our executive officers and directors. The insider letter specifically sets forth that in the event we obtain a valid and enforceable waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our stockholders from a vendor, service provider, prospective target business or other entity, the indemnification from officers and directors will not be available. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for claims made by creditors.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, if we do not effect a business combination by May 24, 2009, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after such time period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them and any liability of our stockholders may extend well beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to our distributing the funds in the trust account to our public stockholders. We have not assumed that we will have to provide for payment on any claims that may potentially be brought against us within the subsequent 10 years due to the speculative nature of such an assumption. If we were to expend all of the net proceeds of the initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $7.82 or $0.18 less than the per unit offering price of $8.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. We cannot assure you that the actual per-share liquidation price will not be less than $7.82, plus interest (net of taxes payable, which taxes, if any, shall be paid from the trust account), due to claims of creditors. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust is remote. Our executive officers and directors have, however, agreed to jointly and severally indemnify us against claims from such vendors, service providers, prospective target businesses or other entities that have not executed waivers or that have executed waivers that are held to be invalid or unenforceable. We have an obligation to pursue indemnification from our officers and directors pursuant to the terms of their agreements with us. Further, our officers and directors are liable only to the extent necessary to ensure that the amounts in the trust fund are not reduced.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after the termination of our corporate existence, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if they seek to convert their respective shares of common stock into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. Voting against the business combination alone will not result in conversion of a stockholder’s shares of common stock into a pro rata share of the trust account. Such stockholder must have also exercised its conversion rights described above.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including, possibly, other blank check companies as well as other entities, domestic and international, competing for the type of businesses that we may intend to acquire. Many of these entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of energy related and oilfield services businesses. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete with respect to large acquisitions will be limited by our available financial resources, giving a competitive advantage to other acquirers with greater resources.

Our competitors may adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, the number of entities and the amount of funds competing for suitable investment properties, assets and entities may increase, resulting in increased demand and increased prices paid for such investments. If we pay higher prices for a target business, our profitability may decrease and we may experience a lower return on our investments. Increased competition may also preclude us from acquiring those properties, assets and entities that would generate the most attractive returns to us.

Further, the following may not be viewed favorably by certain initial acquisition targets:

•       our obligation to seek stockholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

•       our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination;

•       the requirement to acquire assets or an operating business that has a fair market value equal to at least 80% of our net assets held in trust (net of taxes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of the acquisition could require us to acquire several assets or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination; and

•       our outstanding warrants and unit purchase option, and the potential future dilution they represent, may not be viewed favorably by certain target businesses.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target acquisition. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers: Paul A. Bragg and Christopher G. DeClaire. We anticipate that we will have access to the services of other personnel on an as needed basis, although there can be no assurances that any such personnel will be able to devote sufficient time, effort or attention to us when we need it. None of our officers nor any of these other personnel, all of whom we will be dependant upon prior to effecting a business combination, have entered into employment agreements with us and none are obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether we are in the process of (i) seeking a potential target acquisition, or (ii) performing due diligence on one or more target acquisitions or (iii) completing the business combination for a selected target acquisition. Our officers may spend more time than others, or no time at all, on the various phases of the acquisition process depending on their competing time requirements apart from our business and their particular areas of expertise.

Available Information

Our Internet address is http://www.vantageenergyservices.com. The website is presently under development.

We will make available through our Internet website under the heading “Investor Relations,” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports after we electronically file any such materials with the Securities and Exchange Commission.

Copies of our key corporate governance documents, including our Code of Ethics for Directors, Officers and Employees, and charters for our Audit Committee, our Nominating Committee and our Compensation Committee will also be available on our website. Stockholders may request free copies of these documents including our Annual Report to Shareholders by writing to Vantage Energy Services, Inc., 777 Post Oak Blvd, Suite 610, Houston, Texas 77056 or by phoning (281) 404-4700.

We are subject to the information requirements of the Securities Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

ITEM 1A.        RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained elsewhere in this Transition Report before making a decision to invest in our securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial conditions or results of operating may be materially and adversely affected.

Risks Related to Our Business

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a development stage company with no operating results to date. Since we do not have any operations or an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses in the oilfield services industry. We will not generate any revenues or income, other than interest on the trust account funds, until, at the earliest, after the consummation of a business combination. The financial statements do not include any adjustments that might result from our ability to operate as a going concern.

If we are forced to dissolve before the completion of a business combination, our public stockholders may receive less than $8.00 per share upon distribution of the trust account and our warrants will expire worthless.

If we are unable to complete a business combination, and are forced to liquidate the trust account after the cessation of our corporate existence, the per-share liquidation price received by our public stockholders from the trust account may be less than $8.00 because of the expenses of the initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Upon the liquidation of the trust account, public stockholders will be entitled to receive (unless there are claims not otherwise satisfied by the amounts not held in the trust account or the indemnification provided by certain of our officers and directors) approximately $7.82 per share plus interest earned on their pro rata portion of the trust account (net of taxes payable thereon), which includes $8,280,000 ($0.24 per unit) of deferred underwriting discounts and commissions and the $6,000,000

($0.17 per unit) purchase price of the founder securities; provided, however that our officers and directors have agreed to indemnify us for all creditor claims, only to the extent we do not obtain valid and enforceable waivers from vendors, prospective target businesses or other entities, in order to protect the amounts held in the trust account. In the event of our dissolution where it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for claims made by our creditors. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless if we dissolve and then liquidate the trust account in the event we do not complete a business combination within the required time periods.

If the cash not held in trust is insufficient to allow us to operate for at least 24 months from the consummation of our initial public offering, we may be unable to complete a business combination.

We believe that the funds held by us outside the trust account are sufficient to allow us to operate until at least May 24, 2009 (which is 24 months from our initial public offering), assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates are accurate. We could use a portion of these funds to engage consultants to assist us with our search for a target business. We could also use a portion of these funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to prevent a target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into such a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we may not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

Because of our limited resources and the significant competition for business combination opportunities, including numerous companies with a business plan similar to ours, it may be more difficult for us to complete a business combination.

Based on publicly available information, approximately 116 similarly structured blank check companies have completed initial public offerings since August 2003, and numerous others have filed registration statements. Of these companies, only 31 companies have consummated a business combination, while 26 other companies have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations, but have not yet consummated such business combinations and another five will be liquidating. Accordingly, there are approximately 54 blank check companies with approximately $5.5 billion in the trust account that have filed registration statements and are or will be seeking to enter into a business combination. In addition, a number of blank check companies may consummate their business combinations in any industry they choose. This, compounded with the fact that we consider business combinations in other sectors, will subject us to competition from a considerable number of other companies seeking to consummate a business combination within any of our target sectors, which, in turn, will result in an increased demand for privately-held companies in these industries. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period. Further, the fact that only 57 of such companies have either consummated a business combination or entered into a definitive agreement for a business combination may indicate that there are fewer attractive target businesses available to such entities or that many privately-held target businesses are not inclined to enter into these types of transactions with publicly-held blank check companies like ours.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies, and other entities, domestic and international, competing for the type of businesses that we may intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to the energy industry. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous target businesses that we could potentially acquire with the net proceeds of this offering, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses. Also, our obligation to convert into cash the shares of common stock in certain instances may reduce the resources available for a business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We cannot assure you we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you we will be able to effectuate a business combination within the prescribed time period. If we are unable to consummate a business combination within the prescribed time period, we will be forced to liquidate.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders from the trust account as part of our plan of dissolution and distribution will be less than $7.82 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities with which we execute agreements waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements, or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims.

Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims that could take priority over the claims of our public stockholders and the per-share liquidation price could be less than the $7.82 per share held in the trust account, plus interest (net of any taxes due on such interest, which taxes, if any, shall be paid from the trust account), due to claims of such creditors. If we are unable to complete a business combination and dissolve the company, our officers and directors will be personally liable, if we did not obtain a valid and enforceable waiver from any vendor, prospective target business or other entity of any rights or claims to the trust account, to ensure that the proceeds in the trust account are not reduced by the claims of various vendors, prospective target businesses or other entities that are owed money by us for services rendered or products sold to us, to the extent necessary to ensure that such claims do not reduce the amount in the trust account. Based on information we have obtained from such individuals, we currently believe that such persons are of substantial means and capable of funding a shortfall in our trust account, even though we have not asked them to reserve for such an eventuality. However, we cannot assure you that our officers and directors will be able to satisfy those obligations. We believe the likelihood of our officers and directors having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. We also have access to $250,000 in funds initially available outside the trust account plus up to an additional $2.25 million in interest earned on the trust account funds with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation currently estimated at approximately $15,000). The indemnification provisions are set forth in the insider letters executed by each of our officers and directors. The insider letters specifically set forth that in the event we obtain a valid and enforceable waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our stockholders from a vendor, prospective target business or other entity, the indemnification will not be available. In the event that our corporate existence ceases and we liquidate where it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from our trust account as part of its liquidation could be liable for claims made by creditors.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.

We will liquidate if we do not consummate a business combination.

Pursuant to our amended and restated certificate of incorporation, we have until May 24, 2009 to complete a business combination. If we fail to consummate a business combination within the required time frame, our corporate existence will, in accordance with our amended and restated certificate of incorporation, cease except for the purposes of winding up our affairs and liquidating. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination. We view this obligation to liquidate as an obligation to our stockholders and that investors will make an investment decision, relying, at least in part, on this provision. Thus, without the affirmative vote cast at a meeting of stockholders of at least 95% of the common stock issued in the offering, neither we nor our board of directors will take any action to amend or waive any provision of our amended and restated certificate of incorporation to allow us to survive for a longer period of time. In addition, we will not support, directly or indirectly, or in any way endorse or recommend, that stockholders approve an amendment or modification to such provision if it does not appear we will be able to consummate a business combination within the foregoing time periods. Our founding stockholders have waived their rights to participate in any liquidation distribution with respect to the shares of common stock owned by them prior to this offering or acquired in the private placement, including the shares of common stock underlying the founder warrants. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of liquidation, which we currently estimate to be up to $15,000, from our remaining assets outside of the trust account. In addition, our executive officers and directors have agreed to jointly and severally indemnify us for all claims of creditors to the extent that we fail to obtain valid and enforceable waivers from vendors, service providers, prospective target business or other entities in order to protect the amounts held in trust.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

Subject to there being a current prospectus under the Securities Act of 1933 with respect to the common stock issuable upon exercise of the warrants, we may redeem the warrants issued as a part of our units at any time after the warrants become exercisable in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. In addition, we may not redeem the warrants unless the warrants comprising the units sold in our initial public offering and the shares of common stock underlying those warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants. We expect most purchasers of our warrants will hold their securities through one or more intermediaries and consequently you are unlikely to receive notice directly from us that the warrants are being redeemed. If you fail to receive notice of redemption from a third party and your warrants are redeemed for nominal value, you will not have recourse to the Company.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until May 24, 2009. If we have not completed a business combination by such date and amended this provision in connection therewith, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them and any liability of our stockholders may extend well beyond the third anniversary of such date. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

We may issue shares of our capital stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 83,750,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share. Immediately after the initial public offering, there were no authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance. We may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•       may significantly reduce the equity interest of investors in the initial public offering;

•       may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

•       will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•       may adversely affect prevailing market prices for our common stock.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition.

We may choose to incur substantial debt to complete a business combination. The incurrence of debt could result in:

•       default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

•       acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•       our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand;

•       restrictions or prohibitions on payment of dividends to our stockholders;

•       covenants that limit our ability to acquire capital assets or make additional acquisitions; and

•       our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Our ability to effect a business combination and to execute any potential business plan afterwards will be totally dependent upon the efforts of our key personnel, some of whom may be existing personnel of a target business for whom we would have only a limited ability to evaluate.

Our ability to effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Although some of our key personnel may become associated with the target business following a business combination, some or all of the management of the target business may remain in place. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company as well as with United States securities laws, which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate and agree to mutually acceptable employment terms, which would be determined at such time between the respective parties and which may be a term of the business combination, as part of any such combination, which terms would be disclosed to stockholders in any proxy statement relating to a business combination. If we acquired a target business in an all-cash transaction, it would be more likely that current members of management would remain with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company following a business combination, it may be less likely that management would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement. In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’s management and negotiate as part of the business combination that certain members of current management remain if it is believed that it is in the best interests of the combined company post-business combination.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. Each of our officers is engaged in several other business endeavors and is not obligated to contribute any specific number of hours per week to our affairs. If our officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Our officers and directors are currently affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicting fiduciary duties in determining to which entity a particular business opportunity should be presented. We may seek a business combination with a target business with which one or more of our founding stockholders may be affiliated.

Certain of our officers and directors are currently involved in other businesses that are similar to the business activities that we intend to conduct following a business combination. Due to these existing affiliations, they may have conflicting fiduciary obligations with regard to presenting certain potential business opportunities to those entities that may be of interest to us. Our officers and directors may in the future become affiliated with other entities, including other “blank check” companies, engaged in business activities similar to those we intend to conduct.

Each of our officers and directors has entered into an agreement with us whereby he has agreed to present to us, prior to presentation to any other person or entity, opportunities to acquire entities, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director, subject to any pre-existing fiduciary or contractual obligation he had. The terms of these agreements may only be modified or waived by written instrument executed and delivered by the party against whom such modification or waiver is to be enforced. There can be no assurance that any such terms will not be modified or waived, which could result in the presentment of business opportunities to other entities before presentment to us; provided, however, the Company has no current intention to permit such a modification or amendment.

Accordingly, because of their pre-existing fiduciary duties or a waiver by us of the terms of these agreements, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Mr. Estrada, one of our directors, owes a fiduciary duty to Petrolera del Comahue, an Argentine oil and gas producer. Mr. Guiscardo, one of our directors, owes a fiduciary duty to a fabrication entity headquartered in Argentina of which he is a principal. Mr. O’Leary is a member of the board of directors of Technip, Huisman-Itrec and KS Energy. Messrs. Estrada, Guiscardo and O’Leary are obligated to present business opportunities to such entities, respectively. We cannot assure you that any conflicts that may arise with these entities will be resolved in our favor. Furthermore, in order to retain Mr. O’Leary as a board member, and notwithstanding any conflicts that may arise, we have agreed with Mr. O’Leary that Technip, Huisman-Itrec and KS Energy would receive priority with respect to presentment of business opportunities by Mr. O’Leary.

None of our officers or directors, or any of their affiliates, has ever been associated with a blank check company which could adversely affect our ability to consummate a business combination.

None of our officers or directors, or any of their affiliates, has ever been associated with a blank check company. Accordingly, you may not have sufficient information with which to evaluate the ability of our management team to identify and complete a business combination using the proceeds of the initial public offering. Our management’s lack of experience in operating a blank check company could adversely affect our ability to consummate a business combination and could result in our having to liquidate our trust account. If we liquidate, our public stockholders could receive less than the amount they paid for our securities, causing them to incur significant financial losses.

All of our officers and directors own shares of our securities that will not participate in the liquidation of the trust account and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors, directly or indirectly, own shares of common stock in our company that were issued prior to the initial public offering but have waived their right to receive distributions with respect to these shares upon the liquidation of the trust account if we are unable to complete a business combination. Additionally, certain of our officers and directors, or their designees, have purchased 375,000 units at a purchase price of $8.00 per unit, each unit comprised of one share of common stock and one common stock purchase warrant, and 3,000,000 common stock purchase warrants at a purchase price of $1.00 per warrant, directly from us in a private placement transaction concurrently with the closing of the initial public offering. The purchase of the founders securities, together with any other acquisitions of our shares (or warrants which are subsequently exercised), could allow the founding stockholders to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after completion of our initial business combination. The shares and warrants owned by our officers and directors will be worthless if we do not consummate a business combination. The personal and financial interests of these individuals may influence their motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, our officers and directors’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•       make a special written suitability determination for the purchaser;

•       receive the purchaser’s written agreement to a transaction prior to sale;

•       provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and that describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•       obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

Persons who were stockholders prior to our initial public offering, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Persons who were stockholders prior to our initial public offering (including all of our officers and directors) collectively owned 20.79% of our issued and outstanding shares of common stock. Our officers and directors, or their designees, also purchased $3 million of warrants directly from us concurrently with the closing of the initial public offering at a price per warrant of $1.00. The purchase of the founder warrants, together with any other acquisitions of our shares (or warrants which are subsequently exercised), could allow the persons who were stockholders prior to our initial public offering to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after completion of our initial business combination. These warrants cannot be sold until after consummation of a business combination; however, they may be able to transfer such warrants in certain limited circumstances such as by will in the event of their death, but the transferees receiving such warrants will be subject to the same sale restrictions imposed on our officers and directors and their designees.

Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, initially only a minority of the board of directors will be considered for election and the persons who were stockholders prior to our initial public offering, because of their ownership position, have considerable influence regarding the outcome. Accordingly, the persons who were stockholders prior to our initial public offering will continue to exert control at least until the consummation of a business combination. In addition, the persons who were stockholders prior to our initial public offering and their affiliates and relatives are not prohibited from purchasing units, shares of common stock or warrants in the open market. If they do, we cannot assure you that the persons who were stockholders prior to our initial public offering will not have considerable influence upon the vote in connection with a business combination.

Our founding director warrants are non-redeemable provided they are held by the initial purchasers or their permitted transferees, which could provide such purchasers the ability to realize a larger gain than our public warrants holders.

The warrants held by our public warrant holders may be called for redemption at any time after the warrants become exercisable:

•       in whole and not in part;

•       at a price of $0.01 per warrant;

•       upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•       if, and only if, the last sale price of the common stock equals or exceeds $11.50 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders.

As a result of the founding director warrants not being subject to the redemption features that our publicly-held warrants are subject to, holders of the founding director warrants, or their permitted transferees, could realize a larger gain than our public warrant holders.

Our outstanding warrants and unit purchase option may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

In connection with the initial public offering and the concurrent private placement, we issued warrants to purchase 37,875,000 shares of common stock. We also issued an option to purchase 1,250,000 units to Deutsche Bank Securities Inc. which, if exercised, will result in the issuance of an additional 1,250,000 shares of common stock and 1,250,000 warrants. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and could reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and Deutsche Bank Securities Inc.’s unit purchase option may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and unit purchase option could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and unit purchase option are exercised, you may experience dilution to your holdings.

If persons who were stockholders prior to our initial public offering and holders of the founding director warrants exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Persons who were stockholders prior to our initial public offering are entitled to require us to register the resale of their shares of common stock at any time after the date on which their shares are released from escrow, which, except in limited circumstances, will not be before one year after the consummation of a business combination. In addition, the holders of the founder securities can demand that we register those securities and the underlying shares of common stock. If the persons who were stockholders prior to our initial public offering and the holders of the founder securities exercise their registration rights with respect to all of their shares of common stock and warrants, then there will be an additional 7,875,000 shares of common stock and 3,375,000 warrants and/or up to 3,375,000 shares of common stock issued upon exercise of the founder warrants that will be eligible for trading in the public market. The presence of this additional number of securities eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

The American Stock Exchange may delist our securities from trading on its exchange in the future, which could limit our investors’ ability to effect transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange, a national securities exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future. In addition, in connection with our initial business combination, if any, it is likely that the American Stock Exchange may require us to file a new listing application and meet its initial listing requirements, as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange in the future, we could face significant material adverse consequences, including:

•       a limited availability of market quotations for our securities;

•       a determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•       a limited amount of news and analyst coverage for our company;

•       decreased ability to issue additional securities or obtain additional financing in the future; and

•       a decreased ability of our stockholders to sell their securities in certain states.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it more difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•       restrictions on the nature of our investments; and

•       restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•       registration as an investment company;

•       adoption of a specific form of corporate structure; and

•       reporting, record keeping, voting, proxy compliance policies and procedures and disclosure requirements and other rules and regulations.

We do not believe that our principal activities will subject us to the Investment Company Act of 1940, as amended. To this end, the proceeds held in trust may only be invested by the trust agent in “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to avoid being deemed an investment company within the meaning of the Investment Company Act of 1940. The trust account and the purchase of government securities for the trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the consummation of our primary business objective, which is a business combination, or (ii) absent a business combination, our dissolution and return of the funds held in this trust account to our public stockholders. Notwithstanding our belief that we are not required to comply with the requirements of such act, we may be considered to be an investment company and thus required to comply with such act. If we were deemed to be subject to that act, compliance with these additional regulatory burdens would require additional expense for which we have not budgeted.

Our directors may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc. and we thus may not have the benefit of independent directors examining our financial statements and the priority of expenses incurred on our behalf subject to reimbursement.

All of our officers and directors own shares of our common stock, and no salary or other compensation has been or will be paid to our officers or directors for services rendered by them on our behalf prior to or in connection with a business combination. Although we believe that four of the members of our board of directors are “independent” as that term is commonly used, under the policies of the North American Securities Administrators Association, Inc., because our directors may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, it is likely that state securities administrators would take the position that we do not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred and there is no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe that all actions taken by our directors on our behalf have been and will be in our best interests, whether or not any directors are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the public stockholders.

Acquisitions that we may undertake would involve a number of inherent risks, any of which could cause us not to realize the benefits anticipated to result.

It is possible that, following our initial acquisition, our strategy will include expanding our operations and other capabilities through acquisitions of businesses and assets. Acquisition transactions involve various inherent risks, such as:

•       uncertainties in assessing the value, strengths and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities (including environmental liabilities) of, acquisition or other transaction candidates;

•       the potential loss of key customers, management and employees of an acquired business;

•       the ability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction;

•       problems that could arise from the integration of the acquired business; and

•       unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale.

Any one or more of these factors could cause us not to realize the benefits anticipated to result from the acquisition of businesses or assets or could result in unexpected liabilities associated with these acquisition candidates.

In certain circumstances, our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing itself and our company to claims of punitive damages.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after the termination of our existence by operation of law, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our current officers and directors may resign upon consummation of a business combination.

Upon consummation of a business combination, the role of our founding officers and directors in the target business cannot presently be fully ascertained. While it is possible that one or more of our founding officers and directors will remain in senior management or as directors following a business combination, we may employ other personnel following the business combination. If we acquire a target business in an all cash transaction, it would be more likely that our founding officers and our directors would remain with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company, following a business combination, it may be less likely that our founding officers or directors would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement.

Negotiated retention of officers and directors after a business combination may create a conflict of interest.

If, as a condition to a potential business combination, our founding officers negotiate to be retained after the consummation of the business combination, such negotiations may result in a conflict of interest. The ability of such individuals to remain with us after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. In making the determination as to whether current management should remain with us following the business combination, we will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that our founding officers and directors remain if it is believed that it is in the best interests of the combined company after the consummation of the business combination. Although we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Because any target business with which we attempt to complete a business combination will be required to provide our stockholders with financial statements prepared in accordance with and reconciled to United States generally accepted accounting principles, the pool of prospective target businesses may be limited.

In accordance with the requirements of United States federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business will be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to U.S. generally accepted accounting principles and audited in accordance with U.S. generally accepted auditing standards. To the extent that a proposed target business does not have financial statements which have been prepared with, or which can be reconciled to, U.S. GAAP, and audited in accordance with U.S. generally accepted auditing standards, a likely possibility considering the international nature of the energy industry in general and the oilfield services industry in particular, we will not be able to acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses.

We may in the future enter into joint venture arrangements, which are risky since our joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturers’ financial condition and disputes between us and our co-venturers.

We may in the future co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a target business, partnership, joint venture or other entity. In such circumstances, we may not be in a position to exercise sole decision-making authority regarding a target business, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become insolvent or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and distract our officers and/or directors from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or co-venturers might result in subjecting assets owned by the partnership or joint venture to additional risk. We may also, in certain circumstances, be liable for the actions of our third-party partners or co-venturers. For example, in the future we may agree to guarantee indebtedness incurred by a partnership, joint venture or other entity. Such a guarantee may be on a joint and several basis with our partner or co-venturer in which case we may be liable in the event such party defaults on its guaranty obligation.

We will have only limited ability to evaluate the management of the target business.

While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various operational issues which may adversely affect our operations.

We may engage in a business combination with one or more target businesses that have relationships or are affiliated with our founding stockholders, directors or officers, which may raise potential conflicts.

We may engage in a business combination with one or more target businesses that have relationships or are affiliated (as defined in Rule 405 of the Securities Act) with our founding stockholders, directors or officers, which may raise potential conflicts. Also, the completion of a business combination between us and an entity owned by a business in which one of our directors or officers may have an interest could enhance their prospects for future business from such client. To minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity that is affiliated with any of our founding stockholders unless we obtain an opinion from an unaffiliated, independent third party appraiser, which may or may not be an investment banking firm that is a member of the National Association of Securities Dealers, Inc., that the business combination is fair to our stockholders from a financial point of view.

The requirement that we complete a business combination by May 24, 2009 may give potential target businesses leverage over us in negotiating a business combination.

We will liquidate and promptly distribute only to our public stockholders the amount in our trust account (subject to our obligations under Delaware law for claims of creditors) plus any remaining net assets if we do not effect a business combination by May 24, 2009. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any target business. This risk will increase as we get closer to the time limits referenced above.

Initially, we may only be able to complete one business combination, which will cause us to be solely dependent on a single asset or property.

We have limited cash on-hand and in trust which may be used by us to complete the initial business combination. We currently have no restrictions on our ability to seek additional funds through the sale of securities or through loans. As a consequence, we could seek to acquire a target business that has a fair market value significantly in excess of 80% of our net assets held in trust (net of taxes and excluding the amount held in the trust account representing a portion of the underwriters’ discount). We could seek to fund such a business combination by raising additional funds through the sale of our securities or through loan arrangements. It is probable that we will have the ability to complete only a single business combination, although this may entail the simultaneous acquisitions of several assets or closely related operating businesses at the same time. However, should our management elect to pursue more than one acquisition of target businesses simultaneously, our management could encounter difficulties in consummating all or a portion of such acquisitions due to a lack of adequate resources, including the inability of management to devote sufficient time to the due diligence, negotiation and documentation of each acquisition. Furthermore, even if we complete the acquisition of more than one target business at substantially the same time, there can be no assurance that we will be able to integrate the operations of such target businesses. Accordingly, the prospects for our ability to effect our business strategy may be:

•       solely dependent upon the performance of a single business; or

•       dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Furthermore, since our initial business combination may entail the simultaneous acquisitions of several assets or operating businesses at the same time and may be with different sellers, we will need to convince such sellers to agree that the purchase of their assets or businesses is contingent upon the simultaneous closings of the other acquisitions.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

If the cash we have on-hand and in trust prove to be insufficient, either because of the size of the initial business combination, the depletion of the available net proceeds in the course of searching for suitable target acquisition that we can afford to acquire, or the obligation to convert into cash a significant number of shares of common stock from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target acquisition candidate. In addition, it is possible that we could use a portion of the funds not in the trust account to make a deposit, down payment or fund a “no-shop” provision with respect to a proposed business combination, although we do not have any current intention to do so. In the event that we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to conduct due diligence and pay other expenses related to finding a suitable business combination without securing additional financing. If we are unable to secure additional financing, we could fail to consummate a business combination in the allotted time and would liquidate the trust account. In addition, if we consummate a business combination, we may require additional financing to fund continuing operations and/or growth. The failure to secure additional financing if required could have a material adverse effect on our ability to continue to develop and grow, even if we consummate a business combination. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Uncertainties in management’s assessment of a target business could cause us not to realize the benefits anticipated to result from an acquisition.

It is possible that, following our initial acquisition, uncertainties in assessing the value, strengths and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities (including environmental liabilities) of, acquisition or other transaction candidates could cause us not to realize the benefits anticipated to result from an acquisition.

The potential loss of key customers, management and employees of a target business could cause us not to realize the benefits anticipated to result from an acquisition.

It is possible that, following our initial acquisition, the potential loss of key customers, management and employees of an acquired business could cause us not to realize the benefits anticipated to result from an acquisition.

The lack of synergy from an acquisition could cause us not to realize the benefits anticipated to result from an acquisition.

It is possible that, following our initial acquisition, the inability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction could cause us not to realize the benefits anticipated to result from an acquisition.

Environmental compliance costs and liabilities could reduce our earnings and cash available for operations.

A target business could be subject to increasingly stringent laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges and waste management. We could incur, and would expect to continue to incur, capital and operating costs to comply with environmental laws and regulations. The technical requirements of environmental laws and regulations are becoming increasingly expensive, complex and stringent. These laws may provide for “strict liability” for damages to natural resources or threats to public health and safety. Strict liability can render a party liable for environmental damage without regard to negligence or fault on the part of the party. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances.

A target business might use and generate hazardous substances and wastes in its operations. In addition, many of a target business’ current and former properties could be or could have been used for industrial purposes. Accordingly, we could become subject to potentially material liabilities relating to the investigation and cleanup of contaminated properties, and to claims alleging personal injury or property damage as the result of exposures to, or releases of, hazardous substances. In addition, stricter enforcement of existing laws and regulations, new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could reduce our earnings and our cash available for operations.

Limitations on a target business’ ability to protect its intellectual property rights, including its trade secrets, could cause a loss in revenue and any competitive advantage.

A target business’ products or services, and the processes it uses to produce or provide them, might have been granted U.S. patent protection, might have patent applications pending or might be trade secrets. After a business combination, our business may be adversely affected if our patents are unenforceable, the claims allowed under our patents are not sufficient to protect our technology, our patent applications are denied, or our trade secrets are not adequately protected. Our competitors may be able to develop technology independently that is similar to ours without infringing on our patents or gaining access to our trade secrets.

We may be subject to litigation if another party claims that we have infringed upon its intellectual property rights.

The tools, techniques, methodologies, programs and components that a target business uses in order to provide its services may infringe upon the intellectual property rights of others. Infringement claims generally result in significant legal and other costs and may distract management from running its core business. Royalty payments under licenses from third parties, if available, would increase costs. If a license were not available we might not be able to continue providing a particular product or service, which would reduce our post business combination revenue. Additionally, developing non-infringing technologies would increase our costs.

The high cost or unavailability of materials, equipment, supplies and personnel could adversely affect our ability to execute our operations on a timely basis.

A target business’ manufacturing operations could be dependent on having sufficient raw materials, component parts and manufacturing capacity available to meet our manufacturing plans at a reasonable cost while minimizing inventories. A target business’ ability to effectively manage our manufacturing operations and meet these goals can have an impact on our business, including our ability to meet our manufacturing plans and revenue goals, control costs and avoid shortages of raw materials and component parts. Raw materials and components of particular concern include steel alloys, copper, carbide, chemicals and electronic components. Our ability to repair or replace equipment damaged or lost in the well can also impact our ability to service our customers after a business combination.

People are a key resource to developing, manufacturing and delivering products and services to our customers around the world. A target business’ ability to recruit, train and retain the highly skilled workforce required by our plans will impact our business. A well-trained, motivated work force has a positive impact on our ability to attract and retain business. Rapid growth presents a challenge to us and our industry to recruit, train and retain our employees while managing the impact of wage inflation and potential lack of available qualified labor in the markets where we could operate. Labor-related actions, including strikes, slowdowns and facility occupations can also have a negative impact on our business after a business combination.

Compliance with governmental regulations and changes in laws and regulations and risks from investigations and legal proceedings could be costly and could adversely affect operating results.

The oil and gas industry is subject to regulation and intervention by governments throughout the world in such matters as exploration and production interests, environmental protection controls, controls over the development and decommissioning of a field (including restrictions on production) and, possibly, nationalization, expropriation, cancellation or non-renewal of contract rights. The oil and gas industry is also subject to the payment of royalties and taxation, which tend to be high compared with those payable in respect of other commercial activities and operates in certain tax jurisdictions which have a degree of uncertainty relating to the interpretation of, and changes to, tax law. As a result of new laws and regulations or other factors, we could be required to curtail or cease certain operations.

A target business’ operations in the U.S. and internationally can be impacted by expected and unexpected changes in the legal and business environments in which we could operate, as well as the outcome of ongoing government and internal investigations and legal proceedings.

Changes that could impact the legal environment include new legislation, new regulation, new policies, investigations and legal proceedings and new interpretations of the existing legal rules and regulations. In particular, changes in export control laws or exchange control laws, additional restrictions on doing business in countries subject to sanctions, and changes in laws in countries identified by management for immediate focus. Changes that impact the business environment include changes in accounting standards, changes in environmental laws, changes in tax laws or tax rates, the resolution of audits by various tax authorities, and the ability to fully utilize our tax loss carryforwards and tax credits. Compliance related issues could limit our ability to do business in certain countries.

These changes could have a significant financial impact on our future operations and the way we conduct, or if we conduct, business in the affected countries.

Uninsured claims and litigation could adversely impact our operating results.

After a business combination, we expect to have insurance coverage against operating hazards, including product liability claims and personal injury claims related to our products, to the extent deemed prudent by our management and to the extent insurance is available, but no assurance can be given that the nature and amount of that insurance will be sufficient to fully indemnify us against liabilities arising out of pending and future claims and litigation. This insurance has deductibles or self-insured retentions and contains certain coverage exclusions. The insurance does not cover damages from breach of contract by us or based on alleged fraud or deceptive trade practices. Insurance and customer agreements do not provide complete protection against losses and risks, and our results of operations could be adversely affected by unexpected claims not covered by insurance.

We may re-incorporate in another jurisdiction in connection with a business combination, and the laws of such jurisdiction will likely govern all of our material agreements and we may not be able to enforce our legal rights.

In connection with a business combination, we may relocate the home jurisdiction of our business from Delaware to another jurisdiction. If we determine to do this, the laws of such jurisdiction would likely govern all of our material agreements. We cannot assure you that the system of laws and the enforcement of existing laws in such jurisdiction would be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such reincorporation and the international nature of the energy industry will likely subject us to foreign regulation.

Changes in laws, effective tax rates or adverse outcomes resulting from examination of our tax returns could adversely affect our financial results.

Our future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally. They could also be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax treaties, regulations, accounting principles or interpretations thereof in one or more countries in which we operate. In addition, in connection with a proposed business combination, we may become a Cayman Islands company and our tax returns would be subject to review and examination by the Internal Revenue

Service and other tax authorities. If any country, including the U.S., successfully challenges our income tax filings based on our operational structure there, or if we otherwise lose a material dispute, our effective tax rate on our worldwide earnings could increase substantially and our financial results could be materially adversely affected.

U.S. investors may recognize gain for U.S. federal income tax purposes on the actual or deemed transfer of our assets to a foreign corporation.

In the event we form a foreign subsidiary and transfer all or substantially all of our assets to it, or we otherwise are deemed to have been converted to a foreign corporation for U.S. federal income tax purposes, U.S. Holders may recognize gain (but not loss) to the extent of their share of any appreciation in the value of our assets at the time of such deemed or actual transfers and may also be subject to certain reporting obligations. U.S. Holders are urged to consult their own tax advisors concerning the tax consequences of such transactions, including any reporting requirements with respect thereto.

Risks Related to the Worldwide Oil and Natural Gas Industry

Our business is expected to be focused on providing oilfield services to the worldwide oil and natural gas industry; therefore, our risk factors include those factors that impact, either positively or negatively, the markets for oil and natural gas. Expenditures by our potential customers for exploration, development and production of oil and natural gas are expected to be based on their expectations of future hydrocarbon demand, the risks associated with developing the reserves and the future value of the hydrocarbon reserves. Their evaluation of the future value of the hydrocarbon reserves is expected to be based, in part, on their expectations for global demand, global supply and other factors that influence oil and natural gas prices. The key risk factors currently influencing the worldwide oil and natural gas markets are discussed below.

Our business will depend on the level of activity in the offshore oil and gas industry, which is significantly affected by volatile oil and gas prices among other factors.

Our business will depend on the level of activity in oil and gas exploration, development, and production in markets throughout the world. Oil and gas prices and market expectations of potential changes in these prices can significantly affect the level of drilling activity. The availability of quality drilling prospects, exploration success, relative production costs, the stage of reservoir development and political and regulatory environments also affect our customers’ drilling campaigns. Worldwide military, political and economic events have contributed to oil and gas price volatility and are likely to do so in the future. Oil and gas prices are extremely volatile and are affected by numerous factors, including, but not limited to the following:

•       worldwide demand for oil and gas;

•       the ability of OPEC to set and maintain production levels;

•       the level of production in non-OPEC countries;

•       the policies of various governments regarding exploration and development of their oil and gas reserves;

•       domestic and international tax policy;

•       laws and governmental regulations that restrict exploration and development of oil and natural gas in various jurisdictions;

•       advances in exploration and development technology;

•       the worldwide military and political environment, including uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East or other geographic areas;

•       acts of terrorism; and

•       natural disasters such as: hurricane, tornado, flood, fire, tsunami, and earthquake.

Our Company intends to operate in a highly competitive industry, which may adversely affect our results of operations.

The oilfield services industry in which we will operate is very competitive. Contract drilling companies compete primarily on a regional basis, and competition may vary significantly from region to region at any particular time. Many drilling, workover and well-servicing rigs can be moved from one region to another in response to changes in levels of activity and provided market conditions warrant, which may result in an oversupply of rigs in an area. In some markets in which we expect to operate, the number of rigs available for use could exceed the demand for rigs, resulting in price competition. Most drilling and workover contracts are awarded on the basis of competitive bids, which also results in price competition. The land drilling market generally is more competitive than the offshore drilling market because there are larger numbers of rigs and competitors.

Certain competitors are present in more than one of the regions in which we may operate. In the U.S. Lower 48 states, there are several hundred competitors with smaller national, regional or local land rig operations. Internationally, we may compete directly with various competitors at each location where the Company will operate. We believe that the market for land drilling and workover contracts will continue to be competitive for the foreseeable future. Certain of our competitors internationally and offshore may be better positioned in certain markets, allowing them to compete more effectively.

Excess productive capacity and lower future demand could adversely impact a target business’ results of operations.

We believe oil and natural gas storage inventory levels are an indicator of the relative balance between supply and demand. High or increasing storage or inventories generally indicate that supply is exceeding demand and that energy prices are likely to soften. Low or decreasing storage or inventories are an indicator that demand is growing faster than supply and that energy prices are likely to rise. Measures of maximum productive capacity compared to demand (excess productive capacity) are also an important factor influencing energy prices and spending by oil and natural gas exploration companies. When excess productive capacity is low compared to demand, energy prices tend to be higher and more volatile reflecting the increased vulnerability of the entire system to disruption. When energy prices are low, our customers tend to curtail spending which could adversely affect a target business’ results of operations.

Seasonal and adverse weather conditions, conservational measures and technical advances adversely affect demand for our services and operations after a business combination.

Weather can also have a significant impact on demand as consumption of energy is seasonal and any variation from normal weather patterns, cooler or warmer summers and winters, can have a significant impact on demand. After a business combination, adverse weather conditions, such as hurricanes, may interrupt or curtail our operations, or our customers’ operations, cause supply disruptions and result in a loss of revenue and damage to our equipment and facilities, which may or may not be insured.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and gas, technological advances in fuel economy and energy generation devices could reduce demand for oil and gas. We cannot predict the impact of the changing demand for oil and gas services and products, and any major changes may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Changes in economic conditions may adversely affect our operating results.

After a business combination, our ability to forecast the size of and changes in the worldwide oil and natural gas industry, and our ability to forecast our customers’ activity levels and demand for our products and services, may impact management of any service and distribution activities we then own, staffing levels and cash and financing requirements. Unanticipated changes in our customers’ requirements could impact costs, creating temporary shortages or surpluses of equipment and people and demands for cash or financing.

The market price of our common stock may fluctuate.

Historically, the market price of common stock of companies engaged in the oil and natural gas industry has been highly volatile. News announcements and changes in oil and natural gas prices, changes in the demand for oil and natural gas exploration and changes in the supply and demand for oil and natural gas are all factors that might affect the price of our common stock. In addition, following this offering, the price of our securities may vary significantly due to our reports of operating losses, one or more potential business combinations, the filing of periodic reports with the SEC, and general market or economic conditions.

Geopolitical and International Environment Risks

International and political events could adversely affect our results of operations and financial condition.

A significant portion of our post business combination revenue may be derived from non-United States operations, which exposes us to risks inherent in doing business in each of the countries in which we transact business. The occurrence of any of the risks described below could have a material adverse effect on our results of operations and financial condition.

Operations in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

•       expropriation and nationalization of our assets in that country;

•       political and economic instability;

•       civil unrest, acts of terrorism, force majeure, war, or other armed conflict;

•       natural disasters, including those related to earthquakes and flooding;

•       inflation;

•       currency fluctuations, devaluations, and conversion restrictions;

•       confiscatory taxation or other adverse tax policies;

•       governmental activities that limit or disrupt markets, restrict payments, or limit the movement of funds;

•       governmental activities that may result in the deprivation of contract rights; and

•       governmental activities that may result in the inability to obtain or retain licenses required for operation.

Due to the unsettled political conditions in many oil-producing countries and countries in which we may operate, our revenue and profits are subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls, and governmental actions. Countries where we may operate that have significant amounts of political risk include: Afghanistan, Algeria, Indonesia, Iran, Iraq, Nigeria, Russia, and Venezuela. In addition, military action or continued unrest in the Middle East could impact the supply and pricing for oil and gas, disrupt our operations in the region and elsewhere, and increase our costs for security worldwide.

Our facilities and our employees could come under threat of attack in some countries where we may operate, including Iraq and Saudi Arabia. In addition, we may become subject to the risk related to loss of life of our personnel and our subcontractors in these areas. We are also subject to the risks that our employees, joint venture partners, and agents outside of the United States may fail to comply with applicable laws.

Military action, other armed conflicts, or terrorist attacks could limit or disrupt markets and our operations.

Military action in Iraq, military tension involving North Korea and Iran, as well as the terrorist attacks of September 11, 2001 and subsequent terrorist attacks, threats of attacks, and unrest, have caused instability or uncertainty in the world’s financial and commercial markets and have significantly increased political and economic instability in some of the geographic areas in which we may operate a target business. Acts of terrorism and threats of armed conflicts in or around various areas in which we may operate, such as the Middle East and Indonesia, could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts, or the loss of personnel or assets.

Such events may cause further disruption to financial and commercial markets and may generate greater political and economic instability in some of the geographic areas in which we may operate. In addition, any possible reprisals as a consequence of the war and ongoing military action in Iraq, such as acts of terrorism in the United States or elsewhere, could materially and adversely affect us in ways we cannot predict at this time.

Income taxes could adversely affect a target business’ operations.

A target business may have operations in countries other than the United States. Consequently, we could be subject to the jurisdiction of a significant number of taxing authorities. The income earned in these various jurisdictions is taxed on differing bases, including net income actually earned, net income deemed earned, and revenue-based tax withholding. The final determination of our tax liabilities involves the interpretation of local tax laws, tax treaties, and related authorities in each jurisdiction, as well as the significant use of estimates and assumptions regarding the scope of future operations and results achieved and the timing and nature of income earned and expenditures incurred. Changes in the operating environment, including changes in tax law and currency/repatriation controls, could impact the determination of our tax liabilities for a tax year.

Foreign exchange and currency risks could adversely affect our revenues and operating expenses.

After a business combination, a portion of our revenue and operating expenses may be in foreign currencies. As a result, we would be subject to significant risks, including:

•       foreign exchange risks resulting from changes in foreign exchange rates and the implementation of exchange controls; and

•       limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries.

We may conduct business in countries that have nontraded or “soft” currencies which, because of their restricted or limited trading markets, may be more difficult to exchange for “hard” currency. We may accumulate cash in soft currencies, and we may be limited in our ability to convert our profits into United States dollars or to repatriate the profits from those countries.

We may selectively use hedging transactions to limit our exposure to risks from doing business in foreign currencies. For those currencies that are not readily convertible, our ability to hedge our exposure would be limited because financial hedge instruments for those currencies are nonexistent or limited. Our ability to hedge would also be limited because pricing of hedging instruments, where they exist, is often volatile and not necessarily efficient.

In addition, the value of the derivative instruments could be impacted by:

•       adverse movements in foreign exchange rates;

•       interest rates;

•       commodity prices; or

•       the value and time period of the derivative being different than the exposures or cash flows being hedged.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None

ITEM 2.                PROPERTIES

We maintain our principal executive offices at 777 Post Oak Blvd., Suite 610, Houston, Texas 77056. The cost for this space is approximately $8,000 per-month under a lease with a 38 month term commencing April 9, 2007. The landlord for the lease is Gateway Ridgecrest, Inc. As part of the negotiation, the landlord required a 38 month lease term if we were to secure the lease for the space. In the event that a business combination is not approved and we are liquidated, Paul Bragg has agreed to assume personally the responsibility for the balance of the lease payments for the remaining twelve months. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3.                LEGAL PROCEEDINGS

There is no litigation currently pending or, to our knowledge, contemplated against us or any of our officers or directors in their capacity as such.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal fourth quarter ended June 30, 2007.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unit Market Prices and Dividends

Our units have been quoted on the American Stock Exchange (“AMEX”) under the symbol “VTG-U” since May 31, 2007. Prior to that time, there was no public market for our units. Our warrants and shares of common stock began to trade separately on June 8, 2007 under symbols “VTG” and “VTG-WT”, respectively. As of September 20, 2007, there were approximately eight holders of record of our units, approximately eight holders of record of our common stock and approximately seven holders of record of our warrants. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.

On February 6, 2007 and May 23, 2007, the Company’s Board of Directors authorized and recorded a one-for-one and a 0.2-for-one stock split, respectively. The total number of authorized common stock shares and par value were unchanged by this action. Accordingly, all references to the number of shares and per share amounts in this Transition Report have been presented on a post-split basis.

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, general financial condition subsequent to completion of a business combination and our debt agreements, if any. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

No compensation of any kind, including finder’s and consulting fees, will be paid by us to any of our officers, directors, senior advisors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, we will reimburse such persons for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, although they will not be reimbursed for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount not held in the trust account unless the business combination is consummated.

Following an initial business combination and to the extent our current executive officers continue to be involved in management of our business, they will be entitled to receive such compensation as our board of directors may approve.

Although we currently maintain no equity compensation plans for the benefit of our officers, directors, senior advisors, or any of their respective affiliates, our officers, directors and senior advisors have beneficial ownership of equity securities of the Company, which securities were issued to them prior to the consummation of our initial public offering. See Items 11 and 12 below for further disclosure of the beneficial ownership of equity securities by our officers, directors and senior advisors.

Recent Sales of Unregistered Securities

On September 8, 2006, we issued 7,500,000 shares of our common stock to our founding stockholders for an aggregate amount of $25,000 in cash, at a purchase price of approximately $0.003 per share (as adjusted for the effect of the stock split in the ratio of one-for-one on February 6, 2007 and is further adjusted for the effect of the stock split in the ratio of 0.2-for-one on May 23, 2007).

On May 30, 2007, our founding stockholders purchased in a private placement transaction a combined total of 375,000 units and 3,000,000 warrants from us at a price of $8.00 per unit and $1.00 per warrant. These units and warrants, which we collectively refer to as the founder securities, cannot be sold or transferred by the founding stockholders who initially purchase these securities from us until one year after the consummation of a business combination, except in certain limited circumstances. The $6,000,000 purchase price of the founder securities is held in the trust account (together with net proceeds of our initial public offering) pending our completion of one or more business combinations. If we do not complete one or more business combinations that meet the criteria described in this Transition Report, then the $6,000,000 purchase price of the founder securities will become part of the liquidation amount distributed to our public stockholders from our trust account and the founder securities will become worthless.

Immediately after the initial public offering and the private placement, our officers and directors, collectively, beneficially owned 20.8% of the issued and outstanding shares of our common stock.

Use of Proceeds

On May 30, 2007, we consummated our initial public offering of 34,500,000 units (including over-allotment units). Each unit consists of one share of common Stock, $0.001 par value per share and one warrant to purchase one share of common stock at an exercise price of $6.00 per share.

Our net proceeds from the initial public offering of our units and sale of founder securities, after deducting the underwriters fee and certain offering expenses totaling approximately $11,790,000, were $270,210,000. Of this amount, $269,960,000 was placed in trust and the remaining $250,000 was held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Excluding $8,280,000 of the deferred underwriters fee held in trust and payable upon the consummation of a business combination, we intend to use substantially all of the remaining net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business.

No expenses of the initial public offering were paid to any of our officers and directors or any of their respective affiliates. We did, however, repay certain of our officers and directors for loans they made to us prior to the consummation of the initial public offering. The aggregate amount of principal on such loans that we repaid was $275,000. These loans were non-interest bearing. All the funds held in the trust account have been invested in either Treasury Bills or Money Market Accounts.

Repurchases of Equity Securities

None

ITEM 6.                SELECTED FINANCIAL DATA

For the Period from
September 8, 2006 (date of inception)
to June 30, 2007
Statement of Operations Data
Revenues	$—
General and administrative expenses	145,534
Loss from operations	(145,534)
Interest income	1,128,805
Income before provision for income taxes	983,271
Provision for income taxes	335,366
Net income	647,905
Net income per share:
Basic	0.06
Diluted	0.05
Balance Sheet Data (at period end)
Cash	1,512,642
Restricted cash	269,960,000
Other current assets	183,184
Property and equipment	78,266
Total assets	271,734,092
Accounts payable and accrued liabilities	626,087
Deferred underwriters fee	8,280,000
Notes payable—stockholders	225,000
Total liabilities	9,131,087
Common stock, subject to possible redemption	76,753,407
Total stockholders’ equity	185,849,598

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements, the notes to the audited financial statements and the “Selected Financial Data” appearing in Item 6 above and Item 8 below. This discussion covers periods before and after our initial public offering. In addition, this discussion contains forward-looking statements that must be understood in the context of numerous risks and uncertainties, including, but not limited to, those described in Item 1A, “Risk Factors,” above.

We are a blank check company organized under the laws of the State of Delaware on September 8, 2006. We were formed to acquire, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction, joint venture or other similar business combination, one or more businesses in the oilfield services industry. Pursuant to our amended and restated certificate of incorporation, we have until May 24, 2009 to complete a business combination or we will be subject to liquidation.

Significant financing activities since our inception include the following:

•       On September 8, 2006, we issued 7,500,000 shares of our common stock to our founding stockholders for an aggregate amount of $25,000 in cash, at a purchase price of approximately $0.003 per share (as adjusted for the effect of the stock dividends discussed above).

•       Our officers and directors advanced an aggregate of $275,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. The remaining balance of $225,000 of these advances at June 30, 2007 was repaid in July 2007.

•       On May 30, 2007, our founding stockholders purchased in a private placement transaction a combined total of 375,000 units and 3,000,000 warrants from us at a price of $8.00 per unit and $1.00 per warrant. These units and warrants, which we collectively refer to as the founder securities, cannot be sold or transferred by the founding stockholders who initially purchase these securities from us until one year after the consummation of a business combination, except in certain limited circumstances. The $6,000,000 purchase price of the founder securities is held in the trust account (together with net proceeds of our initial public offering) pending our completion of one or more business combinations. If we do not complete one or more business combinations that meet the criteria described in this Transition Report, then the $6,000,000 purchase price of the founder securities will become part of the liquidation amount distributed to our public stockholders from our trust account and the founder securities will become worthless.

•       On May 30, 2007, we consummated an initial public offering of 34,500,000 units subject to a Registration Statement on Form S-1 filed with the Securities and Exchange Commission. Each unit consisted of one share of common stock, $0.001 par value per share and one warrant to purchase one share of common stock at an exercise price of $6.00 per share.

Developments in Finding a Suitable Business Target

On August 30, 2007, the Company signed a definitive share purchase agreement to acquire all of the shares of common stock of Offshore Group Investment Limited (“OGIL”), a Cayman Islands registered company and wholly owned subsidiary of F3 Capital (“F3 Capital”). F3 Capital is affiliated with TMT Global, a Cayman Islands registered company. Four Baker Marine Pacific Class 375 ultra-premium jackup drilling rigs are being constructed in Singapore for delivery and sale to OGIL. Under the terms of the share purchase agreement, the Company will change its domicile from Delaware to the Cayman Islands.

F3 Capital will receive aggregate consideration of approximately $331 million at closing, consisting of approximately $56 million in cash and $275 million in units. Each unit is comprised of one share of common stock and 0.75 warrants to purchase common stock. The warrants shall be on terms identical to the warrants included in the units sold as part of our initial public offering. As part of the transaction, the Company will: (i) assume approximately $517 million in payments owed under certain contracts for the construction and delivery of the four ultra-premium jackup drilling rigs and (ii) incur approximately $40 million in rig outfitting costs. Also as part of the transaction, the Company will acquire an option to purchase an ultra-deepwater drillship currently under development.

A major European bank has provided the Company an indicative term sheet providing for debt financing for completion of the jackup rigs of approximately $440 million, subject to completion of the lender’s internal processes. The closing of the acquisition and the debt financing are subject to stockholder approval, regulatory clearances and other customary closing conditions.

Results of Operations

The Company has little operating history. Our entire activity since inception has been to prepare for our fundraising through an offering of our equity securities and, subsequently, to complete a business combination. We will not generate any operating income until the completion of a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination. We have generated non-operating income in the form of interest income on the cash held in our trust account.

For the period from our inception on September 8, 2006 to June 30, 2007, we had net income of approximately $648,000 comprised of $1,129,000 of interest income primarily related to the cash held in our trust account less expenses of $145,000.

Liquidity and Capital Resources

Our net proceeds from the initial public offering of our units and sale of founder securities, after deducting the underwriters fee and certain offering expenses totaling approximately $11,790,000, were $270,210,000. Of this amount, $269,960,000 was placed in trust and the remaining $250,000 was held outside of the trust and is available to fund our operating expenses. We expect to use $8,280,000 of the remaining proceeds held in the trust account to pay the deferred underwriting discount and up to $2,250,000 of the interest earned on the trust account to satisfy our operating expenses, to provide for business, legal and accounting due diligence on prospective acquisitions and to repay the non-interest bearing advances from our officers and directors. We intend to use substantially all of the remaining net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business.

We believe that the funds available to us outside of the trust account, together with interest income of up to $2,250,000 on the balance of the trust account releasable to us, will be sufficient to allow us to operate until May 24, 2009, assuming that a business combination is not consummated during that time. Over this time period, we anticipate paying approximately (1) $1,500,000 for legal, accounting, due diligence and other expenses related to a business combination, (2) $200,000 for legal and accounting fees relating to our SEC reporting obligations, (3) $250,000 for rent for office space and other administrative expenses, (4) $275,000 for repayment of the non-interest bearing advances from our shareholders and (5) $275,000 for miscellaneous expenses and reserves including the cost of dissolution and reserves, if any, which we currently estimate to be approximately $15,000.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us.

Off-Balance Sheet Arrangements, Commitments, Guarantees and Contractual Obligations

Contemporaneously with the consummation of our initial public offering, we issued to the underwriters, in exchange for consideration of $100, an option to purchase up to an aggregate of 1,250,000 units at $9.60 per unit, with the warrants issued as part of such units exercisable at $7.20 per share. The units issuable upon exercise of this option are identical to the other units outstanding except that the warrants included in the option have an exercise price of $7.20 per share (120% of the exercise price of the warrants included in the units sold in the offering).

In connection with our initial public offering, Deutsche Bank Securities Inc. has agreed to defer payment of the remaining three percent (3%) of the gross proceeds ($8,280,000) until completion of a business combination. Until a business combination is complete, these funds will remain in the trust account. If the Company does not complete a business combination then the 3% deferred fee will become part of the funds returned to the Company’s public stockholders from the trust account upon our liquidation.

We are obligated, commencing on April 9, 2007 and for 38 months thereafter to pay a monthly fee of approximately $8,000 for office space in the Houston metropolitan area. The landlord for the lease is Gateway Ridgecrest, Inc. As part of the negotiation, the landlord required a 38 month lease term if we were to secure the lease for the space. In the event that a business combination is not approved and we are liquidated, Paul Bragg has agreed to assume personally the responsibility for the balance of the lease payments for the remaining twelve months. We will also seek to obtain administrative services including secretarial support from unaffiliated third parties at prevailing market rates.

Critical Accounting Policies and Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have determined that we currently are not subject to any critical accounting policies.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market driven rates or prices. We are not presently engaged in, and if a suitable business combination is not consummated by us prior to the prescribed liquidation of the trust fund we may not engage in, any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 8.                        Financial Statements and Supplementary Data.

Reference is made to our financial statements beginning on page F-1 of this report.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2007 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

This Transition Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.               Other Information

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our current directors and executive officers are as follows:

Name	Age	Position
Paul A. Bragg	51	Chairman of the Board and Chief Executive Officer
Christopher G. DeClaire	48	Chief Financial Officer, Vice President, Secretary, Treasurer and Director
Jorge E. Estrada M.	60	Director
Marcelo D. Guiscardo	55	Director
John C.G. O’Leary	52	Director
John Russell	68	Director

Paul A. Bragg has served as our Chairman of the Board of Directors and Chief Executive Officer since our inception. Mr. Bragg has over 31 years of direct industry experience. Prior to joining the Company, Mr. Bragg was affiliated with Pride International, Inc., one of the world’s largest international drilling and oilfield services companies.  From 1999 through 2005, Mr. Bragg served as the Chief Executive Officer of Pride International, Inc. From 1997 through 1999, Mr. Bragg served as its Chief Operating Officer, and from 1993 through 1997, Mr. Bragg served as its Vice President and Chief Financial Officer. Mr. Bragg graduated from the University of Texas at Austin in 1977 with a B.B.A. in Accounting.

Christopher G. DeClaire has served as our Chief Financial Officer, Vice-President, Secretary, Treasurer and a Director since our inception. Mr. DeClaire has over 28 years of experience. Mr. DeClaire is the President of DeClaire Interests, Inc. and was active in that entity through the end of 2006. From 1999 through December 2002, Mr. DeClaire was a principal and managing director of Odyssey Capital, LLC. From 1994 through 1998, Mr. DeClaire served as the Chief Executive Officer of Skillmaster, Inc. Mr. DeClaire graduated from Michigan State University in 1982 with a bachelor’s degree in pre-law with a minor in accounting.

Jorge E. Estrada M. has served as a Director since inception. Mr. Estrada has over 37 years of direct industry experience. From July 1993 to January 2002, Mr. Estrada was employed as a consultant to Pride International, Inc. From January 2002 to May 2005 he was employed by Pride International, Inc. in a business development capacity. He also served as a director of Pride International, Inc. from July 1993 until May 2005. Mr. Estrada is also the President and Chief Executive Officer of JEMPSA Media and Entertainment. Mr. Estrada received a B.S. in geophysics from Washington and Lee University, and was a PhD candidate at the Massachusetts Institute of Technology.

Marcelo D. Guiscardo has served as a Director since our inception. Mr. Guiscardo has 33 years of direct industry experience. He served as president of Pioneer Natural Resources, Inc.’s Argentine subsidiary from January 2005 until May 2006. From March 2000 until January 2005, he was Vice President, E&P Services for Pride International, Inc. From September 1999 until joining Pride International, Inc., he was President of GDM Business Development, a private company providing consulting services to the energy industry. From November 1993 until September 1999, Mr. Guiscardo held two executive officer positions with and was a Director of YPF Sociedad Anonima (now part of Repsol YPF S.A.), an international integrated energy company. Mr. Guiscardo was YPF’s Vice President of Business Development in 1998 and 1999. Prior to that, he was YPF’s Vice President of Exploration and Production. From 1979 to 1993 he filled a variety of positions for Exxon Company USA and Exxon International (now ExxonMobil) that culminated in having E&P responsibilities over the Middle East (Abu Dhabi, Egypt,

Saudi Arabia and Yemen), France, Thailand and Cote d’Ivoir. Mr. Guiscardo graduated in May 1979 with a B.S. in Civil Engineering from Rutgers College of Engineering.

John C.G. O’Leary has served as a Director since our inception. Mr. O’Leary has over 31 years of direct industry experience. Mr. O’Leary is a member of the boards of directors of Technip, Huisman-Itrec and KS Energy. Mr. O’Leary is the CEO of Strand Energy, an independent consultancy firm with head office in Dubai, UAE, providing advisory and brokerage services to clients in the upstream energy industry. Prior to forming Strand Energy, Mr. O’Leary was a partner of Pareto Offshore ASA, a consultancy firm based in Oslo, Norway, providing consultancy and brokerage services to customers in the upstream energy industry. Prior to commencing with Pareto Offshore in November 2004, Mr. O’Leary was President of Pride International, Inc. He joined Pride International, Inc. in 1997 as Vice President of Worldwide Marketing. Mr. O’Leary received an Honors B.E. in civil engineering from University College, Cork, Ireland in 1977. He holds two post-graduates degrees, one in finance from Trinity College, Dublin and one in petroleum engineering from the French Petroleum Institute in Paris.

John Russell has served as a Director since our inception. Mr. Russell has over 46 years of direct industry experience. Mr. Russell served as President of Baker Hughes from August 1998 until his retirement in October 1998. Previously, he served as President and Chief Executive Officer of Western Atlas from 1997 until August 1998, when the company was acquired by Baker Hughes Incorporated. Mr. Russell previously served as Executive Vice President and Chief Operating Officer, Oilfield Services, of Western Atlas from 1994 until the spin-off of the company from Litton Industries, when he was named President and Chief Executive Officer of the company.

Our board of directors has six directors and is divided into two classes with one class of directors being elected each year and each class serving a two-year term. The term of office of the first class of directors, consisting of Paul Bragg, Jorge Estrada and John Russell, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Chris DeClaire, Marcelo Guiscardo and John O’Leary will expire at the second annual meeting.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of us. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.

To our knowledge, based solely upon our review of the copies of such reports furnished to us, we believe that all of our directors, officers and greater than 10% stockholders have complied with the applicable Section 16(a) reporting requirements in a timely fashion.

Board of Directors and Committees of the Board

Our board of directors had two meetings during the period from our inception on September 8, 2006 to June 30, 2007 and acted by unanimous written consent nine times. Our audit committee had one meeting during the period from our inception on September 8, 2006 to June 30, 2007. Each member of the board participated in all Board and applicable committee meetings held during the period for which he was a director except for Mr. Russell who missed one board meeting.

Audit Committee

Our audit committee of the board of directors consists of Messrs. Estrada, Guiscardo, O’Leary and Russell. Mr. O’Leary serves as the chairman of our audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•       serving as an independent and objective party to monitor our financial reporting process, audits of our financial statements and internal control system;

•       reviewing and appraising the audit efforts of our independent registered public accounting firm and internal finance department; and

•       providing an open avenue of communications among our independent registered public accounting firm, financial and senior management, our internal finance department, and the board of directors.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate,” meaning they are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. O’Leary satisfies the definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under the SEC’s rules and regulations.

Audit Committee Report

We have reviewed and discussed with management the Company’s audited financial statements as of and for the period from our inception on September 8, 2006 to June 30, 2007.

We have discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants.

We have received and reviewed the written disclosures and the letter from the independent auditors required by Independence Standard No. 1, Independence Discussions with Audit Committees, as amended, by the Independence Standards Board, and have discussed with the auditors the auditors’ independence.

Based on the reviews and discussions referred to above, we have recommended to the Board of Directors that the financial statements referred to above be included in the Company’s Transition Report on Form 10-K for the period from September 8, 2006 to June 30, 2007.

Mr. John C.G. O’Leary (Chairman)
Mr. Jorge E. Estrada
Mr. Marcelo D. Guiscardo
Mr. John Russell

Nominating Committee

Our nominating committee of the board of directors consists of Messrs. Estrada, Guiscardo, O’Leary and Russell, each of whom is an independent director as defined by the rules of the American Stock Exchange and the SEC. Mr. Estrada serves as the chairman of our nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

The guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business endeavors, be willing to devote significant time to the oversight duties of the board of directors of a public company, and be able to promote a diversity of views based on the person’s education, experience and professional employment. The nominating committee evaluates each individual in the context of the board as a whole, with the objective of recommending a group of persons that can best implement our business plan, perpetuate our business and represent stockholder interests. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Code of Conduct and Ethics

We have adopted a code of ethics that applies to our officers, directors and employees in accordance with applicable federal securities laws and the rules of the American Stock Exchange. We have filed copies of our code of ethics and committee charters as exhibits to the Registration Statement which we filed on May 7, 2007. These documents may be reviewed by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

None of our officers or directors are required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicting fiduciary duties in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations refer to Item 1A-Risk Factors. Accordingly, such officers and directors may become subject to conflicts of interest regarding us and other business ventures in which they may be involved, which conflicts may have an adverse effect on our ability to consummate a business combination.

Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us.

Since our officers and directors own shares of our common stock that will be released from escrow only if a business combination is completed and may own warrants that will expire worthless if a business combination is not consummated, these persons may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and timely completing a business combination and securing release of their stock.

If we were to make a deposit, down payment or fund a “no shop” provision in connection with a potential business combination, we may have insufficient funds available outside of the trust to pay for due diligence, legal, accounting and other expenses attendant to completing a business combination. In such event, our initial stockholders may have to incur such expenses in order to proceed with the proposed business combination. As part of any such combination, such initial stockholders may negotiate the repayment of some or all of any such expenses, without interest or other compensation, which if not agreed to by the target business’s management, could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest.

If our management negotiates to be retained post business combination as a condition to any potential business combination, their financial interests, including compensation arrangements, could influence their motivation in selecting, negotiating and structuring a transaction with a target business, and such negotiations may result in a conflict of interest.

With respect to potential conflicts relating to potential business combinations, in general, prior to availing themselves personally of a business opportunity, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to the subject corporation if:

•       the corporation could financially undertake the opportunity;

•       the opportunity is within the corporation’s line of business; and

•       it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. While a director with such a conflict may decide to recuse himself, we cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

Each of our directors has, or may come to have, conflicting fiduciary obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Our officers and directors have fiduciary obligations to those companies on whose board of directors they sit. To the extent that they identify business opportunities that may be suitable for the entities or other companies on whose board of directors they may sit, our officers and directors will honor those fiduciary obligations. Accordingly, they may not present opportunities to us that come to their attention in the performance of their duties as directors of such other entities unless any other entity to which they owe such a fiduciary obligation and any successors to such entities have declined to accept such opportunities. Additionally, certain of our directors and officers are directors of companies, both public and private, that may perform business activities in the energy industry similar to those that we may perform after consummating a business combination.

In connection with the stockholder vote required to approve any business combination, all of our initial stockholders have agreed to vote the shares of common stock owned by them prior to the initial public offering in the same manner as a majority of the public stockholders who vote at the special or annual meeting called for the purpose of approving a business combination. Our initial stockholders have also agreed that if they acquire shares of common stock in or following the initial public offering, they will vote such acquired shares in favor of a business combination. Accordingly, any shares of common stock acquired by initial stockholders in the open market will not have the same right to vote as public stockholders with respect to a potential business combination (since they are required to vote in favor of a business combination). Additionally, our initial stockholders will not have conversion rights with respect to shares acquired during or subsequent to the initial public offering (since they may not vote against a business combination), except upon our liquidation as part of any plan of dissolution and distribution. In addition, with respect to shares of common stock owned by them prior to the initial public offering, they have agreed to waive their respective rights to participate in any liquidation including the liquidation of our trust account as part of our dissolution, occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock acquired by them prior to the initial public offering and not with respect to any shares acquired in our initial public offering or the open market.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity that is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view. Such opinion will be included in our proxy solicitation materials, furnished to stockholders in connection with their vote on such a business combination and we expect that such independent banking firm will be a consenting expert.

ITEM 11.         EXECUTIVE COMPENSATION

No compensation of any kind, including finder’s and consulting fees, will be paid by us to any of our officers, directors, senior advisors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, we will reimburse such persons for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, although they will not be reimbursed for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount not held in the trust account unless the business combination is consummated.

Following an initial business combination and to the extent our current executive officers continue to be involved in management of our business, they will be entitled to receive such compensation as our Compensation Committee may approve.

We currently maintain no equity compensation plans for the benefit of our officers or directors, or any of their respective affiliates.

Compensation Committee

The compensation committee consists of Marcelo Guiscardo as chairman, Jorge Estrada, John O’Leary and John Russell, each of whom is an independent director under the American Stock Exchange listing standards.

No executive officer of the Company has served on the compensation committee of any other entity, nor has any executive officer of the Company served as a director of another entity, whose executive officer has also served on the Company’s compensation committee.

Compensation Discussion and Analysis

As described above, none of our executive officers or senior advisors will be entitled to receive compensation prior to such time, if any, that a business combination is effectuated. Accordingly, we have not made any specific disclosures in this Item 11 in respect of executive compensation.

At such time as we are able to consummate a business combination, our Compensation Committee will consider and adopt appropriate executive compensation policies in light of such factors as it deems appropriate.

Compensation Committee Report

We have reviewed and discussed with management the Company’s Compensation Discussion and Analysis as of and for the period from our inception on September 8, 2006 to June 30, 2007.

Based on the reviews and discussions referred to above, we have recommended to the Board of Directors that Compensation Discussion and Analysis referred to above be included in the Company’s Transition Report on Form 10-K for the period from September 8, 2006 to June 30, 2007.

Mr. Marcelo D. Guiscardo (Chairman)
Mr. Jorge E. Estrada
Mr. John C.G. O’Leary
Mr. John Russell

ITEM 12.         SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of September 20, 2007, by:

•       each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•       each of our officers and directors; and

•       all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owners (1)	Number of Shares(2)	Percentage of Common Stock
Paul A. Bragg(4)	2,205,000	5.2%
Christopher G. DeClaire(5)	1,134,000	2.7%
Jorge E. Estrada M.(6)	1,134,000	2.7%
Marcelo D. Guiscardo(7)	1,134,000	2.7%
John C.G. O’Leary(8)	1,134,000	2.7%
John Russell(9)	1,134,000	2.7%
Sapling, LLC(10)	1,941,574	4.6%
Fir Tree Recovery Master Fund, LP(10)	433,426	1.0%
HBK Investments L.P.(11)	2,555,800	6.0%
All Directors and Additional Officers as a Group (6 persons)	7,875,000	18.4%

       (1) Unless otherwise indicated, the business address of each of the stockholders is 777 Post Oak Blvd., Suite 610, Houston, Texas 77056.

       (2) Unless otherwise indicated, all ownership is direct beneficial ownership.

       (3) Assumes only the sale of 34,500,000 units in our Public Offering and the sale of 375,000 units in the private placement, but not the exercise of the 34,875,000 warrants comprising such units and the 3,000,000 founder warrants.

       (4) Paul A. Bragg is our Chairman and Chief Executive Officer. For estate planning purposes, Mr. Bragg has transferred 750,000 of his shares of common stock to the Paul A. Bragg 2007 Annuity Trust, a grantor retained annuity trust for the benefit of family and friends.

       (5) Christopher G. DeClaire is our Chief Financial Officer, Vice President, Secretary, Treasurer and a Director.

       (6) Jorge E. Estrada M. is a Director of the Company.

       (7) Marcelo D. Guiscardo is a Director of the Company.

       (8) John C.G. O’Leary is a Director of the Company.

       (9) John Russell is a Director of the Company.

(10) Based on information contained in a Statement on Schedule 13G filed by Sapling LLC, a Delaware limited liability company (“Sapling”) and by Fir Tree Recovery Master Fund, L.P., a Cayman Islands exempted limited partnership (“Fir Tree Recovery”) on July 30, 2007. Sapling may direct the vote and disposition of the 1,941,574 shares of common stock, and Fir Tree Recovery may direct the vote and disposition of 433,426 shares of common stock. The address of Sapling LLC is 505 Fifth Avenue, 23rd Floor, New York, New York 10017 and the address of Fir Tree Recovery is c/o Admiral Administration Ltd., Admiral Financial Center, 5th Floor, 90 Fort Street, Box 32021 SMB, Grand Cayman, Cayman Islands. Fir Tree, Inc., a New York corporation, is the investment manager of Sapling and Fir Tree Recovery and as such possesses investment discretion over the portfolios of Sapling and Fir Tree Recovery.

(11) Based on information contained in a Statement on Schedule 13G filed by HBK Investments L.P., a Delaware limited partnership (“HBK Investments”), by HBK Services LLC, a Delaware limited liability company (“HBK Services”), by HBK Partners II L.P., a Delaware limited partnership (“HBK Partners”), by HBK Management LLC, a Delaware limited liability company (“HBK Management”), and by HBK Master Fund L.P., a Cayman Islands limited partnership (“HBK Master Fund”) on September 14, 2007. The above entities have the shared power to vote or to direct the disposition of 2,555,800 shares. The address of HBK Investments, HBK Services, HBK Partners and HBK Management is 300 Crescent Court, Suite 700, Dallas, Texas 75201 and the address of HBK Master Fund is c/o HBK Services, 300 Crescent Court, Suite 700, Dallas, Texas 75201. HBK Investments has delegated discretion to vote and dispose of the securities to HBK Services. HBK Services may, from time to time, delegate discretion to vote and dispose of certain of the securities to HBK New York LLC, a Delaware limited liability company, HBK Virginia LLC, a Delaware limited liability company, HBK Europe Management LLP, a limited liability partnership organized under the laws of the United Kingdom, and/or HBK Hong Kong Ltd., a corporation organized under the laws of Hong Kong (collectively, the “Subadvisors”). Each of HBK Services and the Subadvisors is under common control with HBK Investments.

On May 30, 2007, our founding stockholders purchased in a private placement transaction a combined total of 375,000 units and 3,000,000 warrants from us at a price of $8.00 per unit and $1.00 per warrant. These units and warrants, which we collectively refer to as the founder securities, cannot be sold or transferred by the founding stockholders who initially purchase these securities from us until one year after the consummation of a business combination, except in certain limited circumstances. The $6,000,000 purchase price of the founder securities was added to the proceeds of this offering to be held in the trust account pending our completion of one or more business combinations. If we do not complete one or more business combinations that meet the criteria described in this Transition Report, then the $6,000,000 purchase price of the founder securities will become part of the liquidation amount distributed to our public stockholders from our trust account and the founder securities will become worthless.

All of the shares of common stock outstanding prior to the effective date of the registration statement, including shares of common stock included in the founder units, have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earliest of:

•       one year following the consummation of a business combination; and

•       the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target acquisition.

During the escrow period, the holders of these shares of common stock will not be able to sell or transfer their securities except in certain limited circumstances (such as transfers to relatives and trusts for estate planning purposes, while remaining in escrow), but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our founding stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to May 30, 2007 or purchased in the private placement, including the common stock underlying the founder warrants.

Each of Messrs: Bragg and DeClaire is deemed to be our “parent” and “promoter,” as these terms are defined under the Federal securities laws.

ITEM 13.         CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On September 8, 2006, we issued 7,500,000 shares of our common stock to certain affiliates listed below for an aggregate amount of $25,000 in cash, at a purchase price of approximately $0.003 per share (as adjusted for the effect of the stock dividends).

On May 30, 2007, our founding stockholders purchased in a private placement transaction pursuant to Regulation D under the Securities Act, a combined total of 375,000 units from us at a price of $8.00 per unit and 3,000,000 warrants from us at a price of $1.00 per warrant. These units and warrants, which we collectively refer to as the founder securities, may not be sold or transferred by the purchaser until the completion of our initial business combination. The $6,000,000 purchase price of the founder securities was added to the net proceeds of our initial public offering held in the trust account pending our completion of one or more business combinations. If we do not complete one or more business combinations that meet the criteria described in Transition Report, then the $6,000,000 purchase price of the founder securities will become part of the liquidation amount distributed to our public stockholders from our trust account and the founder securities will become worthless.

The holders of a majority of all of (i) the shares of common stock owned or held by the founding stockholders; and (ii) the shares of common stock issuable upon exercise of the founder warrants and the warrants underlying the founder units will be entitled to make up to two demands that we register these securities pursuant to an agreement signed on May 24, 2007. Such holders may elect to exercise these registration rights at any time commencing on or after the date on which these securities are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the date on which these securities are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Because the founder units and founder warrants sold in the Regulation D private placement were originally issued pursuant to an exemption from registration requirements under the federal securities laws, the holders of the warrants purchased in the Regulation D private placement will be able to exercise their warrants even if, at the time of exercise, a prospectus relating to the common stock issuable upon exercise of such warrants is not current.

Our officers and directors advanced an aggregate of $275,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. The remaining balance of $225,000 of these advances at June 30, 2007 was repaid in July 2007.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target acquisitions and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged. Accountable out-of-pocket expenses incurred by our officers and directors will not be repaid out of proceeds held in trust until these proceeds are released to us upon the completion of a business combination, provided there are sufficient funds available for reimbursement after such consummation.

Other than the reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders, consulting fees or other similar compensation, will be paid to any of our founding stockholders, officers or directors who owned our common stock prior to our initial public offering, or to any of their respective affiliates prior to or with respect to a business combination.

Our founding stockholders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount held outside of the trust account unless the business combination is consummated and there are sufficient funds available for reimbursement after such consummation. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

After the consummation of a business combination, if any, to the extent our management remains as officers of the resulting business, some of our officers and directors may enter into employment agreements, the terms of which shall be negotiated and which we expect to be comparable to employment agreements with other similarly-situated companies in the oilfield services industries. Further, after the consummation of a business combination, if any, to the extent our directors remain as directors of the resulting business, we anticipate that they will receive compensation comparable to directors at other similarly-situated companies in the oilfield services industry.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our disinterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Director Independence

Our board of directors has determined that Messrs. Estrada, Guiscardo, O’Leary and Russell are “independent directors” within the meaning of Rule 121(A) of the American Stock Exchange Company Guide and Rule 10A-3 promulgated under the Securities and Exchange Act of 1934, as amended.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the period from our inception on September 8, 2006 to June 30, 2007, we paid, or expect to pay, our principal accountant $95,000 for the services they performed throughout the period, including the financial statements issued in connection with our initial public offering, the financial statements included in the Current Reports on Form 8-K filed with the Securities and Exchange Commission on June 4, 2007, and the June 30, 2007 audit and Transition Report on Form 10-K.

Audit-Related Fees

During the period from our inception on September 8, 2006 to June 30, 2007, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the period from our inception on September 8, 2006 to June 30, 2007, we paid or expect to pay, our principal accountant $12,000 for tax compliance services.

All Other Fees

During the period from our inception on September 8, 2006 to June 30, 2007, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

To safeguard the continued independence of the independent auditor, our Audit Committee adopted a policy that provides that independent auditors are only permitted to provide services that have been pre-approved by the Audit Committee. Pursuant to applicable provisions of the Securities Exchange Act of 1934, as amended, the Audit Committee may delegate approval authority to the Chairman of the Audit Committee.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   List of documents filed as part of this report

1.                Financial Statements.   The following Financial Statements and Report of Independent Registered Public Accounting Firm are included in this Transition Report on Form 10-K.

2.                Financial Statement Schedules.   These schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.                Exhibits.   We hereby file as part of this Transition Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTAGE ENERGY SERVICES, INC.
By:	/s/ PAUL A BRAGG
Name: Paul A. Bragg
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Act, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date
/s/ PAUL A BRAGG	Chairman and Chief Executive Officer	September 26, 2007
Paul A. Bragg	(Principal Executive Officer)
/s/ CHRISTOPHER G. DECLAIRE	Chief Financial Officer Vice President,	September 26, 2007
Christopher G. DeClaire	Secretary, Treasurer, and Director (Principal Financial and Accounting Officer)
/s/ JORGE E ESTRADA M	Director	September 26, 2007
Jorge E. Estrada M.
/s/ MARCELO D. GUISCARDO	Director	September 26, 2007
Marcelo D. Guiscardo
/s/ JOHN C.G. O’LEARY	Director	September 26, 2007
John C.G. O’Leary
/s/ JOHN RUSSELL	Director	September 26, 2007
John Russell

Exhibit No.	Description
1.1	Form of Underwriting Agreement.(6)
3.1	Certificate of Incorporation.(1)
3.2	Form of Amended and Restated Certificate of Incorporation.(6)
3.3	By-laws.(1)
4.1	Specimen Unit Certificate.(5)
4.2	Specimen Common Stock Certificate.(5)
4.3	Specimen Warrant Certificate.(5)
4.4	Form of Unit Purchase Agreement to be granted to Deutsche Bank Securities Inc.(2)
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(5)
5.1	Opinion of Ellenoff Grossman & Schole LLP.(7)
10.1	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(5)
10.2	Form of Securities Escrow Agreement among the Registrant, Continental Stock Transfer & Trust Company, and the Founding Stockholders.(5)
10.3	Form of Registration Rights Agreement among the Registrant and the Founding Stockholders.(5)
10.4	Letter Agreement by Paul A. Bragg.(6)
10.5	Letter Agreement by Christopher G. DeClaire.(6)
10.6	Letter Agreement by Jorge E. Estrada M.(6)
10.7	Letter Agreement by Marcelo D. Guiscardo.(6)
10.8	Letter Agreement by John C.G. O’Leary.(6)
10.9	Letter Agreement by John Russell.(6)
10.10	Lease Agreement between the Registrant and Gateway Ridgecrest, Inc.(5)
10.11	Amended and Restated Subscription Agreement between the Registrant and the Founding Stockholders.(3)
10.12	Promissory Note, dated October 31, 2006, issued to Paul A. Bragg in the amount of $50,000.(3)
10.13	Promissory Note, dated October 31, 2006, issued to Paul A. Bragg in the amount of $21,000.(3)
10.14	Promissory Note, dated October 31, 2006, issued to Christopher G. DeClaire in the amount of $10,800.(3)
10.15	Promissory Note, dated October 31, 2006, issued to Jorge E. Estrada M. in the amount of $10,800.(3)
10.16	Promissory Note, dated October 31, 2006, issued to Marcelo D. Guiscardo in the amount of $10,800.(3)
10.17	Promissory Note, dated October 31, 2006, issued to John C.G. O’Leary in the amount of $10,800.(3)
10.18	Promissory Note, dated October 31, 2006, issued to John Russell in the amount of $10,800.(3)
10.19	Promissory Note, dated January 31, 2007, issued to Paul A. Bragg in the amount of $21,000.(3)
10.20	Promissory Note, dated January 31, 2007, issued to Christopher G. DeClaire in the amount of $10,800.(3)
10.21	Promissory Note, dated January 31, 2007, issued to Jorge E. Estrada M. in the amount of $10,800.(3)
10.22	Promissory Note, dated January 31, 2007, issued to Marcelo D. Guiscardo in the amount of $10,800.(3)

10.23	Promissory Note, dated January 31, 2007, issued to John C.G. O’Leary in the amount of $10,800.(3)
10.24	Promissory Note, dated January 31, 2007, issued to John Russell in the amount of $10,800.(3)
10.25	Employment, non-competition and confidentiality agreement between Paul A. Bragg and Pride International, Inc.(5)
10.26	Charter of the Audit Committee of the Board of Directors(5)
10.27	Charter of the Nominating Committee of the Board of Directors(5)
10.28	Promissory Note, dated March 26, 2007, issued to Paul A. Bragg in the amount of $21,000.(6)
10.29	Promissory Note, dated March 26, 2007, issued to Christopher G. DeClaire in the amount of $10,800.(6)
10.30	Promissory Note, dated March 26, 2007, issued to Jorge E. Estrada M. in the amount of $10,800.(6)
10.31	Promissory Note, dated March 26, 2007, issued to Marcelo D. Guiscardo in the amount of $10,800.(6)
10.32	Promissory Note, dated March 26, 2007, issued to John C.G. O’Leary in the amount of $10,800.(6)
10.33	Promissory Note, dated March 26, 2007, issued to John Russell in the amount of $10,800.(6)
14	Code of Business Conduct and Ethics(5)
31.1	Certification of CEO Pursuant to Section 302*
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302*
32.1	Certification of CEO Pursuant to Section 906*
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906*

*                    Filed herewith.

(1)          Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-138565) with the SEC on November 9, 2006.

(2)          Incorporated by reference to the corresponding exhibit filed with Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-138565) with the SEC on February 8, 2007.

(3)          Incorporated by reference to the corresponding exhibit filed with Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-138565) with the SEC on March 23, 2007.

(4)          Incorporated by reference to the corresponding exhibit filed with Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-138565) with the SEC on April 20, 2007.

(5)          Incorporated by reference to the corresponding exhibit filed with Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-138565) with the SEC on May 7, 2007.

(6)          Incorporated by reference to the corresponding exhibit filed with Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-138565) with the SEC on May 14, 2007.

(7)          Incorporated by reference to the corresponding exhibit filed with Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-138565) with the SEC on May 22, 2007.

VANTAGE ENERGY SERVICES, INC.
(A Corporation in the Development Stage)

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Vantage Energy Services, Inc.
Houston, Texas

We have audited the accompanying balance sheet of Vantage Energy Services, Inc. (a corporation in the development stage) as of June 30, 2007, and the related statements of operations, stockholders’ equity and cash flows for the period from inception (September 8, 2006) to June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vantage Energy Services, Inc. as of June 30, 2007, and the results of its operations and its cash flows for the period from inception (September 8, 2006) to June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

UHY LLP

Houston, Texas
September 26, 2007

VANTAGE ENERGY SERVICES, INC.

(A Corporation in the Development Stage)

BALANCE SHEET

JUNE 30, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,512,642
Restricted cash held in trust account	269,960,000
Prepaid expenses and other assets	183,184
Total Current Assets	271,655,826
Property and equipment, net of accumulated depreciation of $1,423	78,266
TOTAL ASSETS	$271,734,092
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$212,606
Accrued liabilities	413,481
Deferred underwriters fee	8,280,000
Notes payable—stockholders	225,000
Total Current Liabilities	9,131,087
Common stock, subject to possible redemption, 10,346,550 shares at redemption value (Note 1)	76,753,407
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued or outstanding	—
Common stock, $0.001 par value, 82,750,000 shares authorized, 42,375,000 shares issued and outstanding (which includes 10,346,550 shares subject to possible redemption)	42,375
Additional paid-in capital	185,159,318
Retained earnings accumulated during the development stage	647,905
Total Stockholders’ Equity	185,849,598
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$271,734,092

See notes to financial statements.

VANTAGE ENERGY SERVICES, INC.
(A Corporation in the Development Stage)

STATEMENT OF OPERATIONS
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 8, 2006) TO JUNE 30, 2007

REVENUE	$—
GENERAL & ADMINISTRATIVE EXPENSES	145,534
LOSS FROM OPERATIONS	(145,534)
INTEREST INCOME	1,128,805
INCOME BEFORE INCOME TAXES	983,271
PROVISION FOR INCOME TAXES	335,366
NET INCOME	$647,905
Weighted-Average Number of Shares Outstanding—
Basic	11,164,831
Diluted	11,937,256
Net Income Per Share—
Basic	$0.06
Diluted	$0.05

See notes to financial statements.

VANTAGE ENERGY SERVICES, INC.
(A Corporation in the Development Stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM INCEPTION (SEPTEMBER 8, 2006) TO JUNE 30, 2007

	Common Stock		Additional Paid-in	Retained Earnings Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balance, September 8, 2006	—	$ —	$ —	$ —	$ —
Issuance of common stock to initial stockholders	7,500,000	7,500	17,500	—	25,000
Issuance of common stock and warrants in private placement	375,000	375	5,999,625	—	6,000,000
Issuance of common stock and warrants to public stockholders	34,500,000	34,500	179,142,093	—	179,176,593
Issuance of option to purchase common stock and warrants to underwriters	—	—	100	—	100
Net income	—	—	—	647,905	647,905
Balance, June 30, 2007	42,375,000	$ 42,375	$ 185,159,318	$ 647,905	$ 185,849,598

See notes to financial statements.

VANTAGE ENERGY SERVICES, INC.
(A Corporation in the Development Stage)

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM INCEPTION (SEPTEMBER 8, 2006) TO JUNE 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$647,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,423
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(183,184)
Accounts payable and accrued liabilities	626, 087
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,092,231
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(79,689)
Restricted cash	(269,960,000)
NET CASH USED IN INVESTING ACTIVITIES	(270,039,689)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	25,000
Proceeds from issuance of common stock and warrants in private placement	6,000,000
Proceeds from issuance of common stock and warrants to public stockholders	255,930,000
Proceeds from issuance of option to purchase common stock and warrants to underwriters	100
Proceeds from notes payable-stockholders	275,000
Repayment of notes payable-stockholders	(50,000)
Proceeds from deferred underwriters fee	8,280,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	270,460,100
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,512,642
CASH AND CASH EQUIVALENTS—beginning of period	—
CASH AND CASH EQUIVALENTS—end of period	$1,512,642

See notes to financial statements.

VANTAGE ENERGY SERVICES, INC.

(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

1.                 Organization

Vantage Energy Services, Inc. (the “Company”) is a blank check company organized under the laws of the State of Delaware on September 8, 2006. We were formed to acquire, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction, joint venture or other similar business combination, one or more businesses in the oilfield services industry.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7. On June 30, 2007, the Board of Directors of the Registrant passed a resolution to provide that the Company’s fiscal year end be changed from June 30 to December 31.

On February 6, 2007 and May 23, 2007, the Company’s Board of Directors authorized and recorded a one-for-one and a 0.2-for-one stock split, respectively. The total number of authorized common stock shares and par value were unchanged by this action. Accordingly, all references to the number of shares and per share amounts in the financial statements have been presented on a post-split basis.

On May 30, 2007, the Company consummated an initial public offering (“Public Offering”) of 34,500,000 units, (including over-allotment units) pursuant to a Registration Statement on Form S-1 filed with the Securities and Exchange Commission. Each unit consists of one share of common Stock, $0.001 par value per share and one warrant to purchase one share of common stock at an exercise price of $6.00 per share. Each warrant will become exercisable on the later of our completion of a business combination or May 24, 2008, and will expire on May 24, 2011.

Preceding consummation of the Public Offering certain officers, directors and initial shareholders purchased a combined total of 375,000 units and 3,000,000 warrants at the prices of $8.00 per unit and $1.00 per warrant for a total of $6,000,000 from the Company. We refer to these 375,000 units and 3,000,000 warrants as the Founding Securities. The purchase price of the Founding Securities is included in the proceeds held in trust pending our completion of one or more business combinations. If we do not complete one or more business combinations that meet the criteria described in our amended and restated certificate of incorporation, then the $6,000,000 purchase price will become part of the amount payable to our public shareholders upon the liquidation of our trust and the Founding Securities will expire worthless.

Upon the closing of the Public Offering on May 30, 2007, net proceeds of $269,960,000, after payment of certain amounts to the underwriter and offering related costs, was placed in a trust account (“Trust Account”) and is invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of a first Business Combination or (ii) the liquidation of the Trust Account upon the cessation of our corporate existence on May 24, 2009. The money market funds have been accounted for as trading securities, which are held at their market value. The Trust Agreement provides that up to $2,250,000 of the interest earned on the trust account may be used to satisfy our operating expenses. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a business combination with an operating business in the oilfield services industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Public Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who votes against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, net of taxes payable, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Public Offering (29.99% of the amount held in the Trust Fund), is subject to possible conversion. In this respect, $76,753,407 has been classified as common stock subject to possible redemption. In addition, such stockholders would also be entitled to a portion of the deferred portion of the underwriters’ discount.

The Company’s Amended and Restated Certificate of Incorporation provides for the liquidation of the Trust Account in the event that the Company does not consummate a Business Combination by May 24, 2009.

2.                 Summary of Significant Accounting Policies

Cash and Cash Equivalents:   Includes deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Restricted Cash:   Consists of net proceeds from the Public Offering placed in a trust account, invested in money market funds as described in Note 1.

Property and Equipment:   Consists of furniture and fixtures and computer equipment, depreciated, upon placement in service, over estimated useful lives ranging from three to seven years on a straight-line basis.

Concentration of Credit Risk:   Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and restricted cash. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company’s restricted cash is invested in money market funds.

Use of Estimates:   The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes:   Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Net income per common share:   The Company complies with SFAS No. 128, Earnings Per Share. SFAS 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The dilutive effect of the 37,875,000 warrants was computed by application of the treasury stock method under SFAS 128. At June 30, 2007, and for the period from inception (September 8, 2006) to June 30, 2007, the effect of the underwriters purchase option for 1,250,000 Units, described in Note 6, along with the warrants underlying such Units, has not been considered in the diluted earnings per share calculation since the market price of the Units was less than the exercise price their effect would be anti-dilutive.

Fair value of financial instruments:   The fair value of the Company’s financial assets and liabilities approximates the carrying amounts represented in the balance sheet.

Recently Issued Accounting Pronouncements:   In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 gives entities the option to voluntarily choose, at certain election dates, to measure many financial assets and liabilities at fair value. Elections are made on an instrument by instrument basis and are irrevocable once made. Subsequent changes to the fair value of any instrument for which an election is made are reflected through earnings. The Company does not expect SFAS 159 to have a significant impact on its financial position, results of operations or cash flows.

On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS 157 sets forth comprehensive guidance for measuring fair value of assets and liabilities. Under the provisions of SFAS 157, fair value should be based on the assumptions market participants would use to complete the sale of an asset or transfer of a liability. SFAS 157 provides a hierarchy of information to be used to determine the applicable market assumptions, and fair value measurements would be separately disclosed under each applicable layer of the hierarchy. SFAS 157 does not expand or restrict the use of fair value for measuring assets and liabilities but provides a single methodology to be used when fair value accounting is applied. The Company does not expect the adoption of SFAS 157 to significantly impact its financial position, results of operations or cash flows.

3.                 Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Company’s board of directors.

4.                 Notes Payable—Stockholders

As of June 30, 2007, non-interest bearing advances from stockholders totaling $225,000 were outstanding. The notes were repaid in full in July 2007.

5.                 Income Taxes

The provision for income taxes for the period from inception (September 8, 2006) to June 30, 2007 differs from the amount computed by applying the federal statutory income tax rate (34%) on operations as follows:

Income tax benefit computed at statutory rates	$334,312
Non-deductible expenses	1,054
Total	$335,366

The Company’s deferred tax assets and liabilities at June 30, 2007 were not significant.

6.                 Underwriter Purchase Option

The Company sold to Deutsche Bank Securities Inc. for $100, as additional compensation, an option to purchase up to a total of 1,250,000 units at $9.60 per unit, with the warrants issued as part of such units exercisable at $7.20 per share. The units issuable upon exercise of this option are identical to the other units outstanding except that the warrants included in the option have an exercise price of $7.20 per share (120% of the exercise price of the warrants included in the units sold in the offering).

This option is exercisable at $9.60 per unit, commencing on the later of the consummation of a business combination and May 24, 2008 and expiring May 24, 2011. The exercise price and the number of units issuable upon exercise of the option may be adjusted in certain circumstances.

The purpose of this option is to compensate the underwriters for the portion of their underwriting deferred discount that is held in the trust account and therefore is at risk of loss. The fair value of the purchase option sold to the underwriters is based on a Black-Scholes model on the date of sale and was approximately $3.9 million using an expected life of four years, volatility of 51.5% and a risk-free interest rate of 4.66%.

7.                 Commitments and Contingencies

The Company entered into a 38 month office lease with a third party at monthly lease payments of approximately $8,000. To the extent the Company liquidates at or after May 24, 2009, the Company’s Chief Executive Officer has personally agreed to be liable for all subsequent lease payments in the event such occurs.

In connection with the Public Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters in the Public Offering. Pursuant to the Underwriting Agreement, the Company was obligated to the underwriter for certain fees and expenses related to the Public Offering, including underwriters’ discounts of $19,320,000. The Company paid $11,040,000 of the underwriting discount upon closing of the Public Offering. The Company and the underwriters have agreed that payment of the balance of the underwriting discount of $8,280,000 will be deferred until consummation of the Business Combination. Accordingly, a deferred underwriting fee comprised of the deferred portion of the underwriting discount is included in the accompanying balance sheet at June 30, 2007.

8.                 Subsequent Events

On August 30, 2007, the Company signed a definitive share purchase agreement to acquire all of the shares of common stock of Offshore Group Investment Limited (“OGIL”), a Cayman Islands registered company and wholly owned subsidiary of F3 Capital (“F3 Capital”). F3 Capital is affiliated with TMT

Global, a Cayman Islands registered company. Four Baker Marine Pacific Class 375 ultra-premium jackup drilling rigs are being constructed in Singapore for delivery and sale to OGIL. Under the terms of the share purchase agreement, the Company will change (subject to stockholder approval) its domicile from Delaware to the Cayman Islands.

F3 Capital will receive aggregate consideration of approximately $331 million at closing, consisting of approximately $56 million in cash and $275 million in units. Each unit is comprised of one share of common stock and 0.75 warrants to purchase common stock. The warrants shall be on terms identical to the warrants included in the units sold as part of our Public Offering. As part of the transaction, the Company will: (i) assume approximately $517 million in payments owed under certain contracts for the construction and delivery of the four ultra-premium jackup drilling rigs and (ii) incur approximately $40 million in rig outfitting costs. Also as part of the transaction, the Company will acquire an option to purchase an ultra-deepwater drillship currently under development.

A major European bank has provided the Company an indicative term sheet providing for debt financing for completion of the jackup rigs of approximately $440 million, subject to completion of the lender’s internal processes. The closing of the acquisition and the debt financing are subject to stockholder approval, regulatory clearances and other customary closing conditions.