Form 10-Q
period 2007-09-30
Vantage Energy Services, Inc.
filed 2007-11-13
CIK 1380565

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-33496

VANTAGE ENERGY SERVICES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0599779 (I.R.S. Employer Identification No.)
777 Post Oak Blvd., Suite 610 Houston, TX 77056 (Address of principal executive offices and zip code)
Registrant's telephone number, including area code: (281) 404-4700

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

        Number of shares of Common Stock of Vantage Energy Services, Inc. issued and outstanding as of November 13, 2007: 42,375,000 shares of common stock, par value $0.001 per share, of which 35,066,475 such shares are publicly traded.

TABLE OF CONTENTS

		Page
SAFE HARBOR STATEMENT		3
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Balance Sheets	4
	Statements of Operations	5
	Statements of Cash Flows	6
	Notes to Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4.	Controls and Procedures	14
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
SIGNATURES		24
Certification of CEO Pursuant to Section 302
Certification of Principal Financial and Accounting Officer Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of Principal Financial and Accounting Officer Pursuant to Section 906

SAFE HARBOR STATEMENT

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This Quarterly Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," "project," "predict," "continue" etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements. Actual results may differ materially due to various factors, including, but not limited to, our:

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

  •
  securities' ownership being concentrated;

  •
  potential change in control if we acquire one or more target businesses for stock;

  •
  risk associated with operating in the oilfield services industry;

  •
  delisting of our securities from the American Stock Exchange or our inability to have our securities listed on the American Stock Exchange following a business combination;

  •
  financial performance following an initial transaction; or

  •
  those other risks and uncertainties detailed in our Transition Report on Form 10-K for the period ended June 30, 2007, filed with the Securities and Exchange Commission

        Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this current report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

VANTAGE ENERGY SERVICES, INC.
(A Corporation in the Development Stage)

BALANCE SHEETS
(UNAUDITED)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,004,304	$33,790
Restricted cash held in trust account	272,215,092	—
Prepaid expenses and other assets	132,792	180,276

Total current assets	274,352,188	214,066
Deferred income taxes	134,319	—
Property and equipment, net of accumulated depreciation of $5,606 at September 30, 2007	93,871	—

TOTAL ASSETS	$274,580,378	$214,066

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$33,314	$—
Accrued liabilities	77,745	—
Deferred underwriters fee	8,280,000	—
Income taxes payable	1,531,731	—
Notes payable—stockholders	—	189,200

Total current liabilities	9,922,790	189,200
Common stock, subject to possible redemption, 10,346,550 shares at redemption value (Note 2)	76,753,407	—
Commitments and contingencies	—	—
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 82,750,000 and 60,000,000 shares authorized, 42,375,000 and 7,500,000 shares issued and outstanding (which includes 10,346,550 and zero shares subject to possible redemption) at September 30, 2007 and December 31, 2006 respectively	42,375	7,500
Additional paid-in-capital	185,159,318	17,500
Retained earnings (deficit) accumulated during the development stage	2,702,488	(134)

Total stockholders' equity	187,904,181	24,866

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$274,580,378	$214,066

The accompanying notes are an integral part of these financial statements.

VANTAGE ENERGY SERVICES, INC.
(A Corporation in the Development Stage)

STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2007	For the Period September 8, 2006 (Inception) to September 30, 2006	For the Nine Months Ended September 30, 2007	For the Period September 8, 2006 (Inception) to September 30, 2007
REVENUE	$—	$—	$—	$—
GENERAL AND ADMINISTRATIVE EXPENSES	259,658	—	405,058	405,192

LOSS FROM OPERATIONS	(259,658)	—	(405,058)	(405,192)

INTEREST INCOME	3,376,287	—	4,505,092	4,505,092

INCOME BEFORE INCOME TAXES	3,116,629	—	4,100,034	4,099,900
PROVISION FOR INCOME TAXES	1,062,046	—	1,397,412	1,397,412

NET INCOME	$2,054,583	$—	$2,702,622	$2,702,488

Weighted-Average Number of Shares:
Outstanding
Basic	42,375,000	7,500,000	23,212,912	19,252,397
Diluted	49,998,597	7,500,000	26,614,478	21,796,582
Earnings Per Share:
Basic	$0.05	$—	$0.12	$0.14
Diluted	$0.04	$—	$0.10	$0.12

The accompanying notes are an integral part of these financial statements.

VANTAGE ENERGY SERVICES, INC.
(A Corporation in the Development Stage)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended September 30, 2007	For the Period September 8, 2006 (Inception) to September 30, 2006	For the Nine Months Ended September 30, 2007	For the Period September 8, 2006 (Inception) to September 30, 2007
Cash flows from operating activities:
Net income	$2,054,583	$—	$2,702,622	$2,702,488
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	4,183	—	5,606	5,606
Deferred income tax expense	(134,319)		(134,319)	(134,319)
Changes in operating assets and liabilities:
Deferred Costs	—	—	180,276	—
Prepaid expense and other assets	50,392	(50,000)	(132,792)	(132,792)
Accounts payable and accrued expenses	1,016,703	—	1,642,790	1,642,790

Net cash provided by (used in) operating activities	2,991,542	(50,000)	4,264,183	4,083,773

Cash flows from investing activities:
Purchase of property and equipment	(19,788)	—	(99,477)	(99,477)
Restricted cash	(2,255,092)	—	(272,215,092)	(272,215,092)

Net cash used in investing activities	(2,274,880)	—	(272,314,569)	(272,314,569)

Cash flows from financing activities:
Proceeds from issuance of common stock to initial stockholders	—	—	—	25,000
Proceeds from issuance of common stock and warrants in private placement	—	—	6,000,000	6,000,000
Proceeds from issuance of common stock and warrants to public stockholders	—	—	255,930,000	255,930,000
Proceeds from issuance of option to purchase common stock and warrants to underwriters	—	—	100	100
Proceeds from notes payable-stockholders	—	50,000	85,800	275,000
Payment of notes payable-stockholders	(225,000)	—	(275,000)	(275,000)
Proceeds from deferred underwriters fee	—	—	8,280,000	8,280,000

Net cash provided by (used in) financing activities	(225,000)	50,000	270,020,900	270,235,100

Net increase in cash and cash equivalents	491,662	—	1,970,514	2,004,304
Cash and cash equivalents, beginning of period	1,512,642	—	33,790	—

Cash and cash equivalents, end of period	$2,004,304	$—	$2,004,304	$2,004,304

The accompanying notes are an integral part of these financial statements.

VANTAGE ENERGY SERVICES, INC.
(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.    Basis of Presentation and Significant Accounting Policies

        Vantage Energy Services, Inc. (the "Company") is a blank check company organized under the laws of the State of Delaware on September 8, 2006. We were formed to acquire, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction, joint venture or other similar business combination, one or more businesses in the oilfield services industry.

        The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7.

        The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments, (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position and results of operations of the Company. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read with the Company's Transition Report on Form 10-K for the period ended June 30, 2007 filed with the Securities and Exchange Commission.

        The Company changed its fiscal year-end from June 30th to December 31st. The filing of the Company's Transition Report on Form 10-K for the period ended June 30, 2007 completed this change in fiscal year-end. Hence, this Form 10-Q is filed for the nine month period ended September 30, 2007 on the basis of the Company's new fiscal year-end.

        On February 6, 2007 and May 23, 2007, the Company's Board of Directors authorized and recorded a share dividend of one share for each share outstanding and a 0.2 shares for each share outstanding, respectively. The total number of authorized common stock shares and par value were unchanged by this action. Accordingly, all references to the number of shares and per share amounts in the financial statements have been presented on a post stock dividend basis.

        Our significant accounting policies are disclosed in Note 2 to our Financial Statements included in our Transition Report on Form 10-K for the period ended June 30, 2007. There have been no changes in our accounting policies.

        Earnings Per Common Share:    The Company complies with SFAS No. 128, Earnings Per Share. SFAS 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The dilutive effect of the 37,875,000 warrants outstanding was computed by application of the treasury stock method under SFAS 128. The effect of the underwriters purchase option for 1,250,000 Units along with the warrants underlying such Units, has not been considered in the diluted earnings per share calculation since the market price of the Units was less than the exercise price their effect would be anti-dilutive.

        The following is a reconciliation of basic and diluted earnings per share ("EPS") computations:

	For the Three Months Ended September 30, 2007	For the Period September 8, 2006 (Inception) to September 30, 2006	For the Nine Months Ended September 30, 2007	For the Period September 8, 2006 (Inception) to September 30, 2007
Net income available to common shares (numerator)	$2,054,583	$—	$2,702,622	$2,702,488
Weighted-average common shares outstanding (denominator)	42,375,000	7,500,000	23,212,912	19,252,397

Basic EPS	$0.05	$—	$0.12	$0.14

Net income available to common shares (numerator)	$2,054,583	$—	$2,702,622	$2,702,488
Weighted-average common shares outstanding (denominator)	42,375,000	7,500,000	23,212,912	19,252,397
Warrants	7,623,597	—	3,401,566	2,544,185

Adjusted weighted-average shares	49,998,597	7,500,000	26,614,478	21,796,582
Diluted EPS	$0.04	$—	$0.10	$0.12

  Recent Accounting Standards

        In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 gives entities the option to voluntarily choose, at certain election dates, to measure many financial assets and liabilities at fair value. Elections are made on an instrument by instrument basis and are irrevocable once made. Subsequent changes to the fair value of any instrument for which an election is made are reflected through earnings. The Company does not expect SFAS 159 to have a significant impact on its financial position, results of operations or cash flows.

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

2.    Organization and Initial Public Offering

        On May 30, 2007, the Company consummated an initial public offering ("Public Offering") of 34,500,000 units, (including over-allotment units) pursuant to a Registration Statement on Form S-1 filed with the Securities and Exchange Commission. Each unit consists of one share of common Stock, $0.001 par value per share and one warrant to purchase one share of common stock at an exercise price of $6.00 per share. Each warrant will become exercisable on the later of our completion of a business combination or May 24, 2008, and will expire on May 24, 2011. Preceding our Public Offering certain officers, directors and initial shareholders purchased from the Company a combined total of 375,000 units and 3,000,000 warrants at the prices of $8.00 per unit and $1.00 per warrant for a total of $6,000,000. We refer to these 375,000 units and 3,000,000 warrants as the Founding Securities.

        Net proceeds of $269,960,000 from our Public Offering and the sale of the Founding Securities were placed in a trust account ("Trust Account") and are invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of a first Business Combination or (ii) the liquidation of the Trust Account upon the cessation of our corporate existence on May 24, 2009. The money market funds have been accounted for as trading securities, which are held at their market value. The Trust Agreement provides that up to $2,250,000 of the interest earned on the trust account may be used to satisfy our operating expenses.

        Management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a business combination with an operating business in the oilfield services industry ("Business Combination"). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

        With respect to a Business Combination which is approved and consummated, any Public Stockholder who votes against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, net of taxes payable, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Public Offering (29.99% of the amount held in the Trust Fund), is subject to possible conversion. In this respect, $76,753,407 has been classified as common stock subject to possible redemption. In addition, such stockholders would also be entitled to a portion of the deferred portion of the underwriters' discount.

        The Company's Amended and Restated Certificate of Incorporation provides for the liquidation of the Trust Account in the event that the Company does not consummate a Business Combination by May 24, 2009.

3.    Proposed Acquisition of Offshore Group Investments Limited

        On August 30, 2007, the Company signed a definitive share purchase agreement ("Share Purchase Agreement") to acquire all of the shares of common stock of Offshore Group Investments Limited

("OGIL"), a Cayman Islands registered company and wholly owned subsidiary of F3 Capital ("F3 Capital"). F3 Capital created OGIL in order to facilitate the transaction pursuant to the Share Purchase Agreement. As a condition of closing the transaction, F3 Capital will cause or has caused certain of its affiliates to transfer the following assets to OGIL:

  •
  the rights to certain contracts (the "Contracts") for the construction and delivery of four Baker Marine Pacific Class 375 ultra-premium jackup drilling rigs (the "Jackup Rigs");

  •
  all prepayments made pursuant to the Contracts, construction in progress, intellectual property, and engineering design and modifications to Rigs; and

  •
  an option (the "Drillship Option") to purchase an ultra-deepwater drillship for $660 million.

        Pursuant to the terms of the Share Purchase Agreement, F3 Capital will receive consideration of $331,000,000 consisting of the following:

  (i)
  an aggregate of $275,000,000 Vantage Units (33,333,333 Units), with each Unit consisting one share of our Common Stock and 0.75 warrants to purchase one share of our Common Stock at an exercise price of $6.00 per warrant (such warrants are exercisable into an aggregate of 25,000,000 shares of common stock); and

  (ii)
  approximately $56,000,000 in cash.

        Additionally Vantage will assume $517 million of contractual obligations which will be paid over time consistent with the schedule of payments in the applicable Contracts. The aggregate cost to Vantage for the Jackup Rigs will be $848 million. Upon exercise of the Drillship Option, $8 million of the consideration paid at closing of the Share Purchase Agreement shall be applied to the Drillship Option price, with thirty percent (30%) of the balance being paid upon exercise and seventy percent (70%) paid upon delivery and acceptance of the drillship.

        The Company has received an indicative term sheet from a group of banks for a $440 million debt facility (the "Debt Facility"). The Debt Facility provides for borrowings of up to $400 million pursuant to term loans (the "Term Loans") and $40 million line of credit. Borrowings pursuant to the Term Loans are limited to the lesser of 45% of the total costs or $100 million for each of the Jackup Rigs. The line of credit under the Debt Facility provides for borrowings of $10 million for each of the rigs. Borrowing under the Debt Facility will bear interest at LIBOR plus margins ranging from 1.75% to 2.75% depending upon the contracting and operating status of the Jackup Rigs. Each of the Term Loans and the related line of credit will expire seven years and three months from the date of delivery of the rig.

        The closing of the Acquisition and the debt financing are subject to stockholder approval, regulatory clearances and other customary closing conditions.

4.    Notes Payable—Stockholders

        In July 2007, the non-interest bearing advances from stockholders totaling $225,000 were fully repaid.

5.    Commitments and Contingencies

        The Company is subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance. As of September 30, 2007, the Company is not aware of any litigation, claims or disputes, whether asserted or unasserted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

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

  •
  On May 30, 2007, our founding stockholders purchased in a private placement transaction a combined total of 375,000 units and 3,000,000 warrants from us at a price of $8.00 per unit and $1.00 per warrant. These units and warrants, which we collectively refer to as the Founding Securities, cannot be sold or transferred by the founding stockholders who initially purchase these securities from us until one year after the consummation of a business combination, except in certain limited circumstances. The $6,000,000 purchase price of the Founding Securities is held in the trust account (together with net proceeds of our initial public offering) pending our completion of one or more business combinations. If we do not complete one or more business combinations that meet the criteria described in this Quarterly Report, then the $6,000,000 purchase price of the Founding Securities will become part of the liquidation amount distributed to our public stockholders from our trust account and the founder securities will become worthless.

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

Developments in Finding a Suitable Business Target

        On August 30, 2007, the Company signed a definitive share purchase agreement ("Share Purchase Agreement") to acquire all of the shares of common stock of Offshore Group Investments Limited ("OGIL"), a Cayman Islands registered company and wholly owned subsidiary of F3 Capital ("F3 Capital"). F3 Capital created OGIL in order to facilitate the transaction pursuant to the Share Purchase Agreement. As a condition of closing the transaction, F3 Capital will cause or has caused certain of its affiliates to transfer the following assets to OGIL:

  •
  the rights to certain contracts (the "Contracts") for the construction and delivery of four Baker Marine Pacific Class 375 ultra-premium jackup drilling rigs (the "Jackup Rigs");

  •
  all prepayments made pursuant to the Contracts, construction in progress, intellectual property, and engineering design and modifications to Rigs; and

  •
  an option (the "Drillship Option") to purchase an ultra-deepwater drillship for $660 million.

        Pursuant to the terms of the Share Purchase Agreement, F3 Capital will receive consideration of $331,000,000 consisting of the following:

  (i)
  an aggregate of $275,000,000 Vantage Units (33,333,333 Units), with each Unit consisting one share of our Common Stock and 0.75 warrants to purchase one share of our Common Stock at an exercise price of $6.00 per warrant (such warrants are exercisable into an aggregate of 25,000,000 shares of common stock); and

  (ii)
  approximately $56,000,000 in cash.

        Additionally Vantage will assume $517 million of contractual obligations which will be paid over time consistent with the schedule of payments in the applicable Contracts. The aggregate cost to Vantage for the Jackup Rigs will be $848 million. Upon exercise of the Drillship Option, $8 million of the consideration paid at closing of the Share Purchase Agreement shall be applied to the Drillship Option price, with thirty percent (30%) of the balance being paid upon exercise and seventy percent (70%) paid upon delivery and acceptance of the drillship.

        The Company has received an indicative term sheet from a group of banks for a $440 million debt facility (the "Debt Facility"). The Debt Facility provides for borrowings of up to $400 million pursuant to term loans (the "Term Loans") and $40 million line of credit. Borrowings pursuant to the Term Loans are limited to the lesser of 45% of the total costs or $100 million for each of the Jackup Rigs. The line of credit under the Debt Facility provides for borrowings of $10 million for each of the rigs. Borrowing under the Debt Facility will bear interest at LIBOR plus margins ranging from 1.75% to 2.75% depending upon the contracting and operating status of the Jackup Rigs. Each of the Term Loans and the related line of credit will expire seven years and three months from the date of delivery of the rig.

        The closing of the Acquisition and the debt financing are subject to stockholder approval, regulatory clearances and other customary closing conditions. For a more complete discussion of the proposed acquisition, including the risks applicable to the proposed acquisition, see our Current Reports on Forms 8-K dated September 11, 2007 and September 5, 2007 and Part II, Item 1A. of this Quarterly Report.

Results of Operations

        Our activity since inception has been the founding of the Company, raising funding through an offering of our equity securities and evaluating potential business combinations. We will not generate any operating income until the completion of a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination. We have generated non-operating income in the form of interest income on the cash held in our trust account.

        For the three month period ended September 30, 2007 and for the period from inception (September 8, 2006) ended September 30, 2006, we had net income of approximately $2,054,000 and $0. The increase is primarily due to generating $3,376,000 of interest income on the proceeds of our May 2007 initial public offering, less general and administrative expenses of $259,000 and income taxes of $1,062,000 in 2007 as compared to the Company having no operations in the prior year. The general and administrative expenses have consisted primarily of establishing a corporate office and expenses incurred to evaluate business combinations.

        For the nine month period ended September 30, 2007 we had net income of approximately $2,703,000 which was primarily due to generating approximately $4,505,000 of interest income on the proceeds of our May 2007 initial public offering, less generally and administrative expenses of approximately $405,000 and income taxes of $1,397,000. The general and administrative expenses have consisted primarily of establishing a corporate office and expenses incurred to evaluate business combinations. In the corresponding prior year period, the Company did not have operations.

        During the period since inception (September 8, 2006) to September 30, 2007, the Company has generated net income of approximately $2,702,000 consisting of approximately $4,505,000 of interest income less general and administrative expenses of $405,000 and income taxes of $1,397,000.

Liquidity and Capital Resources

        As of September 30, 2007, the Company had approximately $2,004,000 of cash available for general corporate purposes and $272,215,000 of cash held in trust. The cash and cash held in trust were generated by the proceeds from our initial public offering of approximately $264,210,000, the proceeds of the sale of founder securities of $6,000,000, and $4,505,000 of interest earned on the funds.

        The Company placed $269,960,000 of the net proceeds from the initial public offering of our units and sale of founder securities in trust and the remaining $250,000 was held outside of the trust and is available to fund our operating expenses. The Company then transferred $2,250,000 of funds from the interest earned on the funds held in trust to the Company's general corporate account to be used for general corporate purposes. As of September 30, 2007, we believe the Company's remaining balance of $2,004,000 available for general corporate purposes will be sufficient to allow us to operate until May 24, 2009, assuming that a business combination is not consummated during that time.

        We intend to use the approximately $272,215,000 of funds held in trust at September 30, 2007 to (i) acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination, (ii) pay income taxes and (iii) upon the completion of a business combination, pay the deferred underwriting fee of $8,280,000. We may not use all of the proceeds held in the Trust Account in connection with a Business Combination, either because the consideration for the Business Combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses. The operating businesses that we acquire in such Business Combination must have, individually or collectively, a fair market value equal to at least 80% of the balance in the Trust Account (excluding deferred underwriter's fee of $8,280,000) at the time of such acquisition. If we consummate multiple Business Combinations that collectively have a fair market value of at least 80% of our net assets, then we would require that such transactions be consummated simultaneously.

        If we are unable to consummate a business combination by May 24, 2009, we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount may be less than the initial per unit Offering price because of the underwriting commissions and expenses related to our Offering, the cost of our liquidation, and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the Offering proceeds held in the Trust Account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a Business Combination.

        In connection with our Offering, Deutsche Bank Securities Inc. has agreed to defer payment of the remaining three percent (3%) of the gross proceeds ($8,280,000) until completion of a Business Combination. Until a Business Combination is complete, these funds will remain in the Trust Account. If the Company does not complete a Business Combination then the 3% deferred fee will become part of the funds returned to the Company's Public Stockholders from the Trust Account upon our liquidation.

        Other than contractual obligations incurred in the ordinary course of business, we do not have any other long-term contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission's (SEC) rules and forms.

        We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective.

        There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 1A. Risk Factors

        There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Transition Report on Form 10-K for the period ended June 30, 2007. We have identified the following additional risk factors particular to our proposed acquisition of Offshore Group Investments Limited ("OGIL").

The Company's and OGIL's businesses are difficult to evaluate due to a lack of operational history.

        We were formed in September 2006 and consummated an initial public offering in May 2007; therefore we have limited operational history which consists of the founding of the Company, certain financial transactions and the evaluation of potential acquisitions. OGIL was formed solely for the purposes of the proposed Acquisition and its operations have been limited to the assumption of the construction contracts for the four (4) Baker Marine Pacific Class 375 ultra-premium jackup drilling rigs from an affiliated entity. The Company, following the completion of the Acquisition, plans to complete the construction of the Baker Marine Pacific Class 375 ultra-premium jackup drilling rigs and enter the highly competitive business of providing offshore drilling services. The Company's and OGIL's operating history, to date, is not indicative of the future operating or financial performance which will be required for the Company to successfully complete the construction of the rigs, obtain customer contracts and operate the rigs.

The combined entity will be subject to the risk inherent with rig construction. Rig construction projects are subject to delays and cost overruns which could have a material and adverse effect on the business.

        Assuming the proposed acquisition is consummated, we will assume the responsibility for the completion of the construction and delivery of the Rigs. Rig constructions are subject to the risks of delay or cost overruns inherent in any such construction project resulting from numerous factors, including the following:

  •
  shortages of equipment, materials, or skilled labor;

  •
  unscheduled delays in the delivery of ordered materials and equipment;

  •
  engineering problems, including those relating to the commissioning of newly designed equipment;

  •
  unanticipated actual or purported change orders;

  •
  strikes, labor disputes or work stoppages;

  •
  weather interference or storm damage;

  •
  difficulty in obtaining any and all necessary permits and approvals;

  •
  financial or other difficulties at the shipyard; and

  •
  ability to attract and retain experienced operating and engineering management personnel necessary to oversee the technical design, construction, completion and commissioning of Rigs.

        These factors may contribute to cost variations and delays in the delivery of our new-build rigs. Any cost overruns or delays may have a material and adverse effect on our results of operations and viability as a business.

The offshore contract drilling industry is highly competitive, cyclical and subject to intense price competition. Due to our lack of operating history, we may be at a competitive disadvantage to our competitors.

        The offshore contract drilling industry is highly competitive with contracts traditionally awarded on a competitive bid basis. The rigs' technical capabilities, availability and pricing are often the primary factors in determining which qualified contractor is awarded a job. Other key factors include a contractor's reputation for service, safety record, environmental record, technical and engineering support and long-term relationships with national and international oil companies. Our competitors in the offshore contract drilling industry generally have larger, more diverse fleets, longer operating histories that have established safety and environmental records over a measurable period of time, experienced in-house technical and engineering support departments and long-term relationships with customers. This provides our competitors with competitive advantages that may adversely affect our efforts to contract the rigs on favorable terms, if at all, and correspondingly negatively impact our financial position and results of operations.

        The offshore contract drilling industry, historically, has been very cyclical with periods of high demand, limited rig supply and high dayrates alternating with periods of low demand, excess rig supply and low dayrates. Currently, we believe there are more than one hundred twenty five (125) new rigs scheduled for delivery by the end of 2010, which will increase rig supply. Periods of low demand and excess rig supply intensify the competition in the industry and often result in some rigs becoming idle for long periods of time. Our lack of operating history may put us at a competitive disadvantage and result in our rigs being idle. Prolonged periods of low utilization and dayrates, or extended idle time, could result in the recognition of impairment charges on our rigs if cash flow estimates, based upon information available to management at the time, indicate that the carrying value of the rigs may not be recoverable.

Our Board of Directors did not determine a specific value of the construction contracts at the time that we entered into the purchase agreement. A stockholder interpreting standards set forth in our initial public offering prospectus and our existing amended and restated certificate of incorporation could interpret such standards differently than our management interpreted such standards and could make a claim against us for taking actions allegedly inconsistent with our initial public offering prospectus, as a result of which, we may suffer monetary losses.

        Our initial public offering prospectus stated and our existing amended and restated certificate of incorporation provides that the fair market value of a business we acquire would be determined by its Board of Directors based upon standards generally accepted by the financial community such as actual and potential sales, earnings and cash flow and book value. Our Board of Directors, based upon these factors, and its review of the earnings and growth potential, stage of development and potential market acceptance of the rigs, determined that the purchase price that was negotiated represents the fair value of the construction contracts and, therefore, exceeds the 80% requirement. A stockholder could, however, make a claim against us that we failed to comply with the terms of our existing amended and restated certificate of incorporation when evaluating the proposed acquisition.

        Although we would vigorously contest any such claim, we could incur considerable expense in defending such a claim. If we were not successful, the Company would be liable for damages as determined by a court or may have to make payments in connection with settling such claim.

Our stockholders will experience immediate dilution as a consequence of the issuance of units as consideration in the acquisition. Having a minority share position may reduce the influence that our current stockholders have on the management of the combined company.

        Following the consummation of the acquisition, the influence of our public stockholders, in their capacity as stockholders of the post-acquisition company, will be significantly reduced. Our current public stockholders will hold, in the aggregate, approximately 46% of the issued and outstanding shares of the post-acquisition company (excluding as outstanding for purposes of the calculation securities issuable upon the exercise of our outstanding warrants and upon the exercise of the purchase option issued to underwriters in our initial public offering).

        The parties have agreed that F3 Capital and its affiliates shall have the right to appoint up to three designees to serve on our Board of Directors after the acquisition is consummated so long as they continue to hold, in the aggregate, at least 30% of our issued and outstanding shares of common stock. The concentration of ownership by F3 Capital and its affiliates, as well as the Board designee provision of the Share Purchase Agreement, may have the effect of delaying or preventing a change in control of the post-acquisition company even if such a change in control would be in your interest.

Failure to consummate the acquisition could negatively impact the market price of our common stock.

        If the acquisition is not completed for any reason, we may be subject to a number of material risks, including:

  •
  the market price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the acquisition will be consummated; and

  •
  certain costs related to the acquisition, such as legal and accounting fees which have not been waived, must be paid even if the acquisition is not completed to the extent we are not indemnified for such costs by our officers and directors, thereby potentially reducing the amount in trust for liquidation.

We may waive one or more conditions to the acquisition without resoliciting stockholder approval for the acquisition.

        One or more conditions to our obligation to complete the acquisition may be waived in whole or in part to the extent legally allowable either unilaterally or by agreement of the Company, F3 Capital and OGIL. Depending upon the condition, our Board of Directors will evaluate the materiality of any such waiver to determine whether amendment to this proxy statement and re-solicitation of proxies is necessary. In the event that our Board of Directors determines any such waivers are not significant enough to require re-solicitation of stockholders, we would have the discretion to complete the acquisition without seeking further stockholder approval.

Failure to obtain deliveries of our rigs may have a material and adverse affect on the Company.

        At this time none of the rigs proposed to be acquired are operational. Under the terms of the proposed acquisition, we will acquire the contractual rights to four (4) rigs, each in various stages of construction. There can be no assurances that any or all of these rigs will be completed, delivered to us or acceptable to our clients. We cannot provide any assurances that we will be able to secure any drilling contracts for our rigs now or in the future. Any failure to obtain drilling contracts for any or all or our rigs may have a material and adverse effect on our results of operations and viability as a business.

There may be limits to our ability to mobilize rigs between geographic markets and the time and costs of such rig mobilizations may be material to our business.

        The offshore contract drilling market is generally a global market as rigs may be mobilized from one market to another market. However, geographic markets can, from time to time, have material fluctuations as the ability to mobilize rigs can be impacted by several factors including, but not limited to, governmental regulation and customs practices, the significant costs to move a rig, availability of tow boats, weather, and the technical capability of the rigs to operate in various environments. Additionally, while a rig is being mobilized from one geographic market to another, we may not be paid by our client for the time out of service or may mobilize the rig without a customer contract which will result in a lack of revenues that may be material to our results of operations and financial position.

Failure to obtain and retain skilled personnel could impede our operations and have a material and adverse effect on our business.

        We require highly skilled personnel to operate and provide technical services and support for our contract offshore drilling operations. Competition for the skilled and other labor required for our operations intensifies as the number of rigs activated or added to worldwide fleets or under construction increases. In periods of high utilization we may find it more difficult to find and retain qualified individuals. We may experience tightening in the relevant labor markets. Shortages of qualified personnel or the inability to obtain and retain qualified personnel could negatively affect the quality and timeliness of our work. Our efforts to obtain and retain qualified personnel may be unsuccessful, and competition for skilled personnel could materially impact our business by limiting or affecting the quality and safety of our operations or increasing our costs.

Our operating and maintenance costs will not necessarily fluctuate in proportion to changes in operating revenues.

        We do not expect operating and maintenance costs to necessarily fluctuate in proportion to changes in operating revenues. Operating revenues may fluctuate as a function of changes in dayrate. However, costs for operating a rig are generally fixed or only semi-variable regardless of the dayrate being earned. In addition, should the rigs incur idle time between contracts, we typically maintain the crew to prepare the rig for its next contract and do not reduce costs to correspond to the decrease in revenue. During times of reduced activity, reductions in costs may not be immediate as the crew may be required to prepare the rigs for stacking, after which time the crew will be reduced to a level necessary to maintain the rig in working condition with the extra crew members assigned to active rigs or dismissed. In addition, as our rigs are mobilized from one geographic location to another, the labor and other operating and maintenance costs can vary significantly. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the unit is performing and the age and condition of the equipment. Contract preparation expenses vary based on the scope and length of contract preparation required and the duration of the firm contractual period over which such expenditures are amortized

We are subject to numerous governmental laws and regulations, including those that may impose significant costs and liability on us for environmental and natural resource damages.

        Many aspects of our operations are affected by governmental laws and regulations that may relate directly or indirectly to the contract drilling and well servicing industries, including those requiring us to control the discharge of oil and other contaminants into the environment or otherwise relating to environmental protection. Our operations and activities in the United States are subject to numerous environmental laws and regulations, including the Oil Pollution Act of 1990, the Outer Continental Shelf Lands Act, the Comprehensive Environmental Response, Compensation and Liability Act and the International Convention for the Prevention of Pollution from Ships. Additionally, other countries where we operate have environmental laws and regulations covering the discharge of oil and other contaminants and protection of the environment in connection with operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and even criminal penalties, the imposition of remedial obligations, the denial or revocation of permits or other authorizations and the issuance of injunctions that may limit or prohibit our operations. Laws and regulations protecting the environment have become more stringent in recent years and may in certain circumstances impose strict liability, rendering us liable for environmental and natural resource damages without regard to negligence or fault on our part. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others or for acts that were in compliance with all applicable laws at the time the acts were performed. The application of these requirements, the modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or development drilling for oil and natural gas could materially limit future contract drilling opportunities or materially increase our costs or both. In addition, we may be required to make significant capital expenditures to comply with laws and regulations or materially increase our costs or both.

Any ban of offshore drilling by any city, state, or nation, or by any governing body may have a material and adverse affect on our business.

        Events in recent years have heightened environmental and regulatory concerns about the oil and gas industry. From time to time, governing bodies may propose legislation that would materially limit or prohibit offshore drilling in certain areas. To date, no proposals which would materially limit or prohibit offshore drilling in our expected areas of operation have been enacted into law. However, we can provide no assurance that governing bodies will not enact such laws now or in the future. If laws are enacted or other governmental action is taken that restrict or prohibit offshore drilling in our expected areas of operation we could be materially and adversely affected.

Changes in laws, effective tax rates or adverse outcomes resulting from examination of our tax returns could adversely affect our financial results.

        Our future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally. Tax laws and regulations are highly complex and subject to interpretation. Consequently, we are subject to changing tax laws, treaties and regulations in and between countries in which we operate, including treaties between the United States and other nations. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. A change in these tax laws, treaties or regulations, including those in and involving the United States, or in the interpretation thereof, could result in a materially higher tax expense or a higher effective tax rate on our worldwide earnings. If any country, including the U.S., successfully challenges our income tax filings based on our operational structure there, or if we otherwise lose a material dispute, our effective tax rate on our worldwide earnings could increase substantially and our financial results could be materially adversely affected.

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

Our business involves numerous operating hazards and we may not be fully insured against all of these hazards.

        Contract drilling and offshore oil and gas operations in general are subject to numerous risks, including the following:

  •
  rig or other property damage or loss resulting from any type of severe weather conditions, collisions, groundings, blowouts, fires, explosions and other accidents or terrorism,

  •
  blowouts, fires, explosions and other loss of well control events causing damage to wells, reservoirs, production facilities and other properties and which may require wild well control, including drilling of relief wells,

  •
  craterings, punchthroughs or other events causing rigs to capsize, sink or otherwise incur significant damage,

  •
  extensive uncontrolled fires, blowouts, oil spills or other discharges of pollutants causing damage to the environment, and

  •
  machinery breakdowns, equipment failures, personnel shortages, failure of subcontractors and vendors to perform or supply goods and services and other events causing the suspension or cancellation of drilling operations.

        Many of the hazards and risks associated with our operations will expose our personnel, as well as the personnel of our customers, subcontractors, vendors and other third parties, to the risk of personal injury or death.

        Although we will seek to maintain broad insurance coverage, it may be subject to significant deductibles and levels of self-insurance or risk retention, not cover all types of losses and, in some situations such as rig loss or damage resulting from weather related exposures, may not provide full coverage of losses or liabilities. In the event of total loss, such coverage is unlikely to be sufficient to recover the cost of a newly constructed replacement. The policy limits and terms of our insurance contracts could have a material and adverse effect on the financial condition and viability of our business.

Our insurance coverage may not be adequate if a catastrophic event occurs.

        As a result of the number of catastrophic events in the contract offshore industry in recent years, such as hurricanes in the Gulf of Mexico in 2004 and 2005, insurance underwriters have increased insurance premiums and increased restrictions on coverage and have made other coverages unavailable.

        While management will attempt to obtain, and believes it will obtain, reasonable policy limits of property, casualty, liability, and business interruption insurance, including coverage for acts of terrorism, with financially sound insurers, we cannot guarantee that our policy limits for property, casualty, liability, and business interruption insurance, including coverage for acts of terrorism, would be adequate should a catastrophic event occur related to our property, plant, equipment, or product, or that our insurers would have adequate financial resources to sufficiently or fully pay our related claims or damages. When any of our coverage expires, we cannot guarantee that adequate replacement coverage will be available, offered at reasonable costs, or offered by insurers with sufficient financial soundness. The occurrence of an incident or incidents affecting any one or more of our rigs could have a materially adverse effect on our financial position and future results of operations if asset damage and/or company liability was to exceed insurance coverage limits or if an insurer was unable to sufficiently or fully pay our related claims or damages which may significantly impair our ability to obtain such insurance coverage in the future.

New technology and/or products may cause our current rigs to become less competitive.

        The offshore contract drilling industry is subject to the introduction of new drilling techniques and services using new technologies, some of which may be subject to patent protection. As competitors and others use or develop new technologies, we may be placed at a competitive disadvantage. Further, we may face competitive pressure to implement or acquire certain new technologies at a substantial cost. Most of our competitors will have greater financial, technical and personnel resources that allow them to enjoy technological advantages and implement new technologies before the Company. We cannot be certain that we will be able to implement new technology or products on a timely basis or at a cost that is acceptable to us. Thus, our ability to effectively use and implement new and emerging technology may have a material and adverse effect on our financial condition and results of operations.

Completion of the acquisition is subject to a number of conditions.

        The obligations of the Company, F3 Capital and OGIL to consummate the acquisition are subject to the satisfaction or waiver of specified conditions set forth in the purchase agreement before completion of the acquisition. Such conditions include, but are not limited to, satisfaction of covenants contained in the purchase agreement, non-existence of legal action against the Company, F3 Capital and OGIL, securing both additional debt and equity financing, obtaining material consents, approval of the required number of our stockholders and conversion of less than 30% of our shares issued in our initial public offering, obtaining a fairness opinion for the Company, and execution of key executive agreements and ancillary agreements. There is no assurance that these conditions will be satisfied or waived by either the Company, F3 Capital or OGIL, as applicable, and therefore the Share Purchase Agreement may not be consummated.

Our stock price could become volatile, which could limit stockholders' ability to sell their stock at a profit.

        Volatility in the price of our stock could make it difficult for stockholders to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

  •
  achievement or rejection of regulatory approvals by our competitors or us;

  •
  developments concerning proprietary rights;

  •
  regulatory developments in the United States;

  •
  economic or other crises and other external factors;

  •
  period-to-period fluctuations in our revenues, cash flows, and other financial metrics pertaining to the operations of the business;

  •
  changes in financial estimates by securities analysts; and

  •
  sales and short selling activity of our common stock.

        Additionally, because our stock currently is not regularly traded in substantial volume, any information about the shipyard, the industry, or us in the media may result in significant stock price fluctuations and volatility.

        We realize that we will not be able to control many of the factors listed above, and we further believe that period-to-period comparisons of our financial results and metrics may not be indicative of the future performance of our business.

        In addition, the stock market in general, and the market for oilfield services companies in particular, has experienced price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of individual companies. This broad market and industry volatility may seriously and irreparably harm the market price of our common stock, regardless of our operating performance and financial condition.

If 30% or more of the holders of our common stock issued in the initial public offering decide to vote against the proposed acquisition and convert their shares to cash, we will be forced to abandon the acquisition with F3 Capital and OGIL and the financing will not be consummated.

        Under the terms of our corporate charter, if 30% or more of shares issued in our initial public offering decide to vote against the proposed acquisition and opt to convert their shares to cash, we will be forced to abandon the acquisition.

We will incur substantial amounts of debt that may limit the cash flow available for our operations and place us at a competitive disadvantage.

        We will incur a substantial amount of debt to fund the construction of our jackup drilling rigs. Our level of indebtedness has important consequences to you and your investment in our stock. For example, our level of indebtedness may:

  •
  require us to use a substantial portion of our cash flow from operations to pay interest and principal on our debt, which would reduce the funds available to use for working capital, capital expenditures and other general corporate purposes;

  •
  limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other investments, which may limit our ability to carry out our business strategy;

  •
  result in higher interest expense if interest rates increase and we have outstanding floating rate borrowings; or

  •
  heighten our vulnerability to downturns in our business or in the general economy and restrict us from exploiting business opportunities or making acquisitions.

        Each of these factors may have a material and adverse effect on the financial condition and viability of the Company.

Concentration of ownership of our capital stock after the acquisition could delay or prevent change of control.

        Our directors, executive officers and principal stockholders will beneficially own a significant percentage of our common stock after the acquisition. They also have, through the exercise of warrants, the right to acquire additional common stock. As a result, these stockholders, if acting together, have the ability to significantly influence the outcome of corporate actions requiring stockholder approval. Additionally, this concentration of ownership may have the effect of delaying or preventing a change in control. As of May 24, 2007, directors, officers and principal stockholders beneficially owned approximately 18.6% of our stock. Following the acquisition, these individuals (including F3 Capital and its affiliates) will beneficially own approximately 54% of the capital stock of the combined company.

The sale, or even the possibility of sale, of the shares to be issued to F3 Capital and OGIL could have an adverse effect on the price for our securities and make it more difficult to obtain public financing in the future.

        In connection with the acquisition, we have agreed to grant to F3 Capital and OGIL, and their affiliates, certain registration rights to allow them to resell the 33,333,333 shares of our common stock and the 25,000,000 shares of common stock underlying warrants that they will receive in the acquisition. At the closing of the acquisition, assuming it is approved by our stockholders, we will enter into a registration rights agreement with F3 Capital and OGIL. The sale or even the possibility of sale, of these shares, could have an adverse effect on the price for our securities on the equity market and on our ability to obtain public financing in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of CEO Pursuant to Section 302*
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302*
32.1	Certification of CEO Pursuant to Section 906*
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906*

*
Filed herewith.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTAGE ENERGY SERVICES, INC.
Date: November 13, 2007	By:	/s/ PAUL A. BRAGG Paul A. Bragg Chairman and Chief Executive Officer
Date: November 13, 2007	By:	/s/ DOUGLAS G. SMITH Douglas G. Smith Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
SAFE HARBOR STATEMENT
  PART 1—FINANCIAL INFORMATION
  Item 1. Financial Statements
BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES