Form 10-K
period 2007-12-31
Vantage Energy Services, Inc.
filed 2008-02-28
CIK 1380565

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☒        Small reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

         The aggregate market value of the voting common stock, par value $0.001 per share, held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant's common stock on February 25, 2008, as reported on the American Stock Exchange was approximately $255,300,000.

         In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors, officers and other holders of non-publicly traded shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of February 25, 2008, the registrant had outstanding 42,375,000 shares of common stock, par value $0.001 per share, of which 34,500,000 such shares are publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

         LIST HEREUNDER THE DOCUMENTS FROM WHICH PARTS THEREOF HAVE BEEN INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH SUCH INFORMATION IS INCORPORATED:

         NONE.

SAFE HARBOR STATEMENT

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This Annual Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.). Items contemplating or making assumptions about actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements. Actual results may differ materially due to various factors, including, but not limited to, our:

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

PART I

ITEM 1.    BUSINESS

Introduction

        Vantage Energy Services, Inc. (the "Company", "we" or "us") is a blank check company organized under the laws of the State of Delaware on September 8, 2006. We were formed to acquire, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction, joint venture or other similar business combination, one or more businesses in the oilfield services industry. Pursuant to our amended and restated certificate of incorporation, we have until May 24, 2009 to complete a business combination or our corporate existence will terminate and we will liquidate.

        Significant financing activities since our inception include the following:

  •
  On September 8, 2006, we issued 7.5 million shares of our common stock to our founding stockholders for an aggregate amount of $25,000 in cash, at a purchase price of approximately $0.003 per share (as adjusted for the effect of the stock dividends).

  •
  Our officers and directors advanced an aggregate of $275,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. These advances were repaid with the proceeds of our initial public offering.

  •
  On May 30, 2007, our founding stockholders purchased in a private placement transaction a combined total of 375,000 units and 3.0 million warrants from us at a price of $8.00 per unit and $1.00 per warrant, respectively. These units and warrants, which we collectively refer to as the Founding Securities, cannot be sold or transferred by the founding stockholders who initially purchase these securities from us until one year after the consummation of a business combination, except in certain limited circumstances. The $6.0 million purchase price of the Founding Securities is held in the trust account (together with net proceeds of our initial public offering) pending our completion of one or more business combinations. If we do not complete one or more business combinations that meet the criteria described in the initial public offering prospectus, then the $6.0 million purchase price of the Founding Securities will become part of the liquidation amount distributed to our public stockholders from our trust account and the Founding Securities will become worthless.

  •
  On May 30, 2007, we consummated an initial public offering of 34.5 million units subject to a Registration Statement on Form S-1 filed with the Securities and Exchange Commission. Each unit consisted of one share of common stock, $0.001 par value per share and one warrant to purchase one share of common stock at an exercise price of $6.00 per share.

The Proposed Acquisition

        On August 30, 2007 (as amended December 3, 2007), the Company entered into a Share Purchase Agreement ("Purchase Agreement") pursuant to which the Company and Offshore Group Investment Limited, a Cayman Islands exempted company ("OGIL") have agreed to be acquired by Vantage Drilling Company ("Vantage Drilling"), a newly incorporated Cayman Island exempted company (the "Acquisition"). The Acquisition is structured such that the Company and OGIL will become wholly owned by Vantage Drilling. If the stockholders of the Company approve the transaction contemplated by the Purchase Agreement and the exchange of shares contemplated thereby, Vantage Drilling, which was newly incorporated in order to facilitate the Acquisition, will acquire each of the Company and OGIL in a series of steps as outlined below.

        Vantage Drilling will acquire the Company pursuant to a merger transaction that is summarized as follows:

            (i)  Vantage Drilling will create a transitory merger subsidiary and will merge such subsidiary with and into the Company, with the Company surviving;

           (ii)  Vantage Drilling will exchange, on a one for one basis, all outstanding units, shares of common stock and warrants of the Company for newly issued units, ordinary shares and warrants of Vantage Drilling; and

          (iii)  the Company will, as a result, become wholly-owned by Vantage Drilling. The units, ordinary shares and warrants of Vantage Drilling will have the same terms and conditions as those issued by the Company except that they will be governed by the laws of the Cayman Islands.

        Vantage Drilling will purchase, through a structured acquisition of all the issued ordinary shares of OGIL, the rights to certain contracts (the "Contracts") for the construction and delivery of four Baker Marine Pacific Class 375 ultra-premium jackup drilling rigs (the "Jackup Rigs"); all prepayments made, construction in progress, intellectual property and engineering design and modifications related to the Jackup Rigs; and an option (the "Drillship Option") to purchase an ultra deepwater drillship for $660.0 million, subject to mutually agreed upon specification changes. Vantage Drilling will acquire all of the issued ordinary shares of OGIL from F3 Capital for the aggregate consideration of $331.0 million consisting of the following:

            (i)  an aggregate of $275.0 million Vantage Drilling Units (33,333,333 Units), with each Unit consisting of one ordinary share and 0.75 warrants to purchase one ordinary share at an exercise price of $6.00 per share (such warrants are exercisable into an aggregate of 25.0 million ordinary shares); and

           (ii)  a promissory note issued by Vantage Drilling in the amount of approximately $56.0 million (which will be repaid at closing).

        Additionally Vantage Drilling will assume $517.0 million of contractual obligations which will be paid over time consistent with the schedule of payments in the applicable Contracts. The aggregate cost to Vantage Drilling for the Jackup Rigs will be $848.0 million. Upon exercise of the Drillship Option, $8.0 million of the consideration paid at closing of the Purchase Agreement shall be applied to the Drillship Option price, with thirty percent (30%) of the balance being paid upon exercise and seventy percent (70%) paid upon delivery and acceptance of the drillship.

        The Company, F3 Capital, OGIL and Vantage Drilling plan to consummate the Acquisition as promptly as practicable after a Special Meeting of Stockholders, provided that:

  •
  the Company's stockholders have approved and adopted the Acquisition and the transactions contemplated thereby including the merger among Vantage Drilling, the Company and a transitory merger subsidiary of Vantage Drilling;

  •
  holders of less than 30% of the shares of the common stock issued in the Company's initial public offering ("IPO") vote against the Acquisition and demand conversion of their shares into cash;

  •
  the Securities and Exchange Commission has declared effective the registration statements and prospectus which form a part of the joint proxy statement/prospectus filed by the Company and Vantage Drilling in connection with the Acquisition; and

  •
  the other conditions specified in the Purchase Agreement, as amended, have been satisfied or waived.

        Under the terms of the Company's amended and restated certificate of incorporation, the Company may proceed with the Acquisition and concurrent merger notwithstanding up to 29.99% of the Company's stockholders elect to convert their shares of common stock to cash and not participate in the Acquisition or concurrent merger. The shares converted, if any, will reduce on a one for one basis the shares of Vantage Drilling to be issued in the transaction. Additionally, under the terms of the Company's initial public offering of stock, in order for the funds held in trust to be released to the Company for general corporate purposes, the Company must complete an acquisition or acquisitions with a total fair value equal to or greater than 80% of the net assets held in trust which were approximately $273.1 million at December 31, 2007. As management believes that the total consideration paid for OGIL of $331.0 million represents the fair value of the assets acquired, and since management received a fairness opinion in connection with the Acquisition, the 80% threshold required will be met and the funds held in trust will be released to the Company for general corporate purposes upon the closing of the Acquisition.

        As a result of Acquisition, the Company will be subject to the risks associated with the contract drilling industry. Included in Item 1A. "Risk Factors" of this annual report is a section "Risks Particular to the Acquisition" which summarizes the risk factors associated with the contract drilling industry and inherent risk of constructing drilling rigs. Included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" we have included the section "Information About the Contract Drilling Industry" which provides an overview of the contract drilling industry and the business outlook.

Liquidation if No Business Combination

        Our amended and restated certificate of incorporation provides that we will continue in existence only until May 24, 2009. This provision may not be amended without the approval of 95% of the common stock issued in the Company's IPO except in connection with the consummation of a business combination. If we have not completed a business combination by such date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This will have the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our board of directors and stockholders to formally vote to approve our dissolution and liquidation and to have filed a certificate of dissolution with the Delaware Secretary of State). We view this provision terminating our corporate existence as an obligation to our stockholders and that investors will make an investment decision, relying, at least in part, on this provision. Thus, without the affirmative vote cast at a meeting of stockholders of at least 95% of the common stock issued in the IPO, we will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of a business combination.

        A liquidation after our existence terminates by operation of law would occur in the event that a business combination is not consummated by May 24, 2009. In the event we liquidate after termination of our existence by operation of law, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such liquidation.

        Our founding stockholders have waived their rights to participate in any distribution with respect to shares of common stock owned by them immediately prior to this offering or purchased in the private placement upon our liquidation prior to a business combination, including the common stock underlying the Founding Securities. There will be no distribution with respect to our warrants which will expire worthless in the event of our liquidation. We expect that all costs associated with the implementation and completion of our liquidation will be funded by any remaining net assets outside of the trust fund, although we cannot assure you that there will be sufficient funds for such purpose. If such funds are insufficient, our officers and directors have agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000 in the case of a liquidation after termination of our existence by operation of law) and have agreed not to seek repayment for such expenses.

        We will seek to reduce the possibility that our executive officers and directors will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. The indemnification provisions are set forth in the insider letters, dated as of May 14, 2007, executed by our executive officers and directors. The insider letters specifically set forth that in the event we obtain a valid and enforceable waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our stockholders from a vendor, service provider, prospective target business or other entity, the indemnification from officers and directors will not be available. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for claims made by creditors.

        Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder's pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, if we do not effect a business combination by May 24, 2009, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after such time period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them and any liability of our stockholders may extend well beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, prior to our distributing the funds in the trust account to our public stockholders, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years. We have not assumed that we will have to provide for payment on any claims that may potentially be brought against us within the subsequent 10 years due to the speculative nature of such an assumption. If we were to expend all of the net proceeds of the initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $7.82 or $0.18 less than the per unit offering price of $8.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. We cannot assure you that the actual per-share liquidation price will not be less than $7.82, plus interest (net of taxes payable, which taxes, if any, shall be paid from the trust account), due to claims of creditors. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we seek to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust is remote. Our executive officers and directors have, however, agreed to jointly and severally indemnify us against claims from such vendors, service providers, prospective target businesses or other entities that have not executed waivers or that have executed waivers that are held to be invalid or unenforceable. We have an obligation to pursue indemnification from our officers and directors pursuant to the terms of their agreements with us. Further, our officers and directors are liable only to the extent necessary to ensure that the amounts in the trust fund are not reduced.

        If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a "preferential transfer" or a "fraudulent conveyance." As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after the termination of our corporate existence, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

        Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if they seek to convert their respective shares of common stock into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. Voting against the business combination alone will not result in conversion of a stockholder's shares of common stock into a pro rata share of the trust account. Such stockholder must have also exercised its conversion rights described herein and in the Company's IPO prospectus.

Employees

        We have five officers, two of whom are also founders and members of our Board of Directors. The founders do not receive compensation and are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. We have three additional full time employees to provide administrative support services.

Available Information

        Our Internet address is http://www.vantageenergyservices.com. The website is presently under development.

        We intend to make available through our Internet website under the heading "Investor Relations," our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports after we electronically file any such materials with the Securities and Exchange Commission.

        Copies of our key corporate governance documents, including our Code of Ethics for Directors, Officers and Employees, and charters for our Audit Committee, our Nominating Committee and our Compensation Committee will also be available on our website. Stockholders may request free copies of these documents including this Annual Report to Stockholders by writing to Vantage Energy Services, Inc., 777 Post Oak Blvd, Suite 610, Houston, Texas 77056, Attention: Secretary, or by phoning (281) 404-4700.

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

ITEM 1A.    RISK FACTORS

RISKS PARTICULAR TO THE ACQUISITION

The Company's, OGIL's and Vantage Drilling's businesses are difficult to evaluate due to a lack of operational history.

        The Company was formed in September 2006 and consummated an initial public offering in May 2007; therefore we have limited operational history which consists of the founding of the Company, certain financial transactions and the evaluation of potential acquisitions. Vantage Drilling and OGIL were formed solely for the purposes of the proposed Acquisition and the operations of OGIL have been limited to the assumption of the construction contracts for the four (4) Baker Marine Pacific Class 375 ultra- premium jackup drilling rigs from an affiliated entity. Vantage Drilling, following the completion of the Acquisition, plans to complete the construction of the Baker Marine Pacific Class 375 ultra-premium jackup drilling rigs and enter the highly competitive business of providing offshore drilling services. The Company's, OGIL's and Vantage Drilling's operating history, to date, is not indicative of the future operating or financial performance which will be required for Vantage Drilling to successfully complete the construction of the Jackup Rigs, obtain customer contracts and operate the Jackup Rigs.

The combined entity will be subject to the risk inherent with rig construction. Rig construction projects are subject to delays and cost overruns which could have a material and adverse effect on the business.

        Assuming the proposed Acquisition is consummated, Vantage Drilling will assume the responsibility for the completion of the construction and delivery of the Jackup Rigs. Rig construction is subject to the risks of delay or cost overruns inherent in any such construction project resulting from numerous factors, including the following:

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

        The offshore contract drilling industry, historically, has been very cyclical with periods of high demand, limited rig supply and high dayrates alternating with periods of low demand, excess rig supply and low dayrates. Currently, we believe there are more than one hundred forty (140) new rigs scheduled for delivery by the end of 2010, which will increase rig supply. Periods of low demand and excess rig supply intensify the competition in the industry and often result in some rigs becoming idle for long periods of time. Our lack of operating history may put us at a competitive disadvantage and result in our rigs being idle. Prolonged periods of low utilization and dayrates, or extended idle time, could result in the recognition of impairment charges on our rigs if cash flow estimates, based upon information available to management at the time, indicate that the carrying value of the rigs may not be recoverable.

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

        Our initial public offering prospectus stated and our existing amended and restated certificate of incorporation provides that the fair market value of a business we acquire would be determined by our Board of Directors based upon standards generally accepted by the financial community such as actual and potential sales, earnings and cash flow and book value. Our Board of Directors, based upon these factors, and its review of the earnings and growth potential, stage of development and potential market acceptance of the Jackup Rigs, determined that the purchase price that was negotiated represents the fair value of the Contracts and, therefore, exceeds the 80% requirement. A stockholder could, however, make a claim against us that we failed to comply with the terms of our existing amended and restated certificate of incorporation when evaluating the proposed Acquisition.

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

        Following the consummation of the Acquisition, the influence of our public stockholders, in their capacity as stockholders of Vantage Drilling, will be significantly reduced. Our current public stockholders will hold, in the aggregate, approximately 45.6% of the issued ordinary shares of Vantage Drilling (excluding as outstanding for purposes of the calculation securities issuable upon the exercise of our outstanding warrants and upon the exercise of the purchase option issued to underwriters in our initial public offering).

        The parties have agreed that F3 Capital and its affiliates shall have the right to appoint up to three designees to serve on the Vantage Drilling Board of Directors after the Acquisition and concurrent merger is consummated so long as they continue to hold, in the aggregate, at least 30% of the issued ordinary shares of Vantage Drilling. The concentration of ownership by F3 Capital and its affiliates, as well as the Board designee provision of the Purchase Agreement, may have the effect of delaying or preventing a change in control of the post-acquisition company even if such a change in control would be in your interest.

We may waive one or more conditions to the Acquisition without resoliciting stockholder approval for the Acquisition.

        One or more conditions to our obligation to complete the Acquisition may be waived in whole or in part to the extent legally allowable either unilaterally or by agreement of the Company, Vantage Drilling, F3 Capital and OGIL. Depending upon the condition, our Board of Directors will evaluate the materiality of any such waiver to determine whether amendment to this proxy statement and re-solicitation of proxies is necessary. The Company will act in compliance with relevant state laws and U.S. securities laws with respect to determining whether an amendment to the proxy statement and re-solicitation of the proxies is necessary. In the event that our Board of Directors determines any such waivers are not significant enough to require re-solicitation of stockholders, we would have the discretion to complete the Acquisition without seeking further stockholder approval.

Our offshore operations will be conducted through a company registered in the Cayman Islands as part of the completion of this Acquisition and concurrent merger, and the laws of the Cayman Islands may govern the enforcement of our material agreements and we may not be able to enforce our legal rights.

        In connection with this Acquisition and concurrent merger, we anticipate conducting offshore operations through a company registered in the Cayman Islands. If we do so, the laws of the Cayman Islands may govern the enforcement of all or part of our business operations. We cannot assure you that the system of laws and the enforcement of existing laws in the Cayman Islands would be consistent with expectations of such systems and enforcement in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Such international nature of the offshore contract drilling industry will likely subject us to foreign regulation.

There is a risk that Vantage Drilling could be treated as a U.S. domestic corporation for U.S. federal income tax purposes after the Acquisition which would adversely affect its earnings.

        Section 7874(b) of the Code provides that, unless certain requirements are satisfied, a corporation organized outside the United States which acquires substantially all of the assets (through a plan or a series of related transactions) of a corporation organized in the United States will be treated as a U.S. domestic corporation for U.S. federal income tax purposes if stockholders of the U.S. corporation whose assets are being acquired own at least 80% of the non-U.S. acquiring corporation after the acquisition. If Section 7874(b) of the Code were to apply to Vantage Drilling and the Acquisition, then, among other consequences, Vantage Drilling, as the ultimate parent entity after the Acquisition, would be subject to U.S. federal income tax as a U.S. domestic corporation on its worldwide income after the Acquisition. The Acquisition has been structured so that upon completion of the Acquisition and the concurrent issuances by Vantage Drilling of units to F3 Capital under the Purchase Agreement, as amended, and to the Company's stockholders under the merger agreement, the stockholders of the Company will own less than 80% of Vantage Drilling and therefore, Vantage Drilling should not be subject to Section 7874(b) of the Code after the Acquisition. However, the United States Internal Revenue Service, or IRS, may assert that Vantage Drilling is subject to U.S. federal income tax on its worldwide income after the Acquisition.

U.S. tax authorities could treat Vantage Drilling as a "passive foreign investment company," which could have adverse U.S. federal income tax consequences to U.S. holders.

        Vantage Drilling will be treated as a "passive foreign investment company," or PFIC, for U.S. federal income tax purposes if either (1) at least 75% of its gross income for any taxable year consists of certain types of "passive income" or (2) at least 50% of the average value of its assets produce or are held for the production of those types of "passive income." For purposes of these tests, "passive income" includes dividends, interest, and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. For purposes of these tests, income derived from the performance of services does not constitute "passive income." U.S. stockholders of a PFIC may be subject to a disadvantageous U.S. federal income tax regime with respect to the income derived by the PFIC, the distributions they receive from the PFIC and the gain, if any, they derive from the sale or other disposition of their shares in the PFIC.

        Vantage Drilling intends to treat the gross income it will derive or will be deemed to derive from its offshore drilling activities as rents which are received from unrelated parties in connection with the active conduct of a trade or business, rather than passive rental income. Accordingly, Vantage Drilling believes that its income from its offshore drilling activities will not constitute "passive income," and the assets that it will own and operate in connection with the production of that income will not constitute passive assets.

        However, Vantage Drilling has not received an opinion of counsel with respect to this issue. Accordingly, the U.S. Internal Revenue Service, or the IRS, or a court of law may not agree with Vantage Drilling, and there is a risk that the IRS or a court of law could determine that Vantage Drilling is a PFIC. Moreover, Vantage Drilling may constitute a PFIC for any future taxable year if there were to be changes in the nature and extent of its operations. For example, if Vantage Drilling were treated as earning rental income not from the active conduct of a trade or business, Vantage Drilling would be treated as a PFIC.

        If the IRS were to find that Vantage Drilling is or has been a PFIC for any taxable year, its U.S. stockholders will face adverse U.S. tax consequences. Under the PFIC rules, unless those stockholders make an election available under the Code (which election could itself have adverse consequences for such stockholders), such stockholders would be liable to pay U.S. federal income tax at the then highest income tax rates on ordinary income plus interest upon excess distributions and upon any gain from the disposition of Vantage Drilling's ordinary shares, as if the excess distribution or gain had been recognized ratably over the stockholder's holding period of Vantage Drilling's ordinary shares.

Failure to obtain deliveries of our rigs may have a material and adverse affect on Vantage Drilling

        At this time none of the Jackup Rigs proposed to be acquired are operational. Under the terms of the proposed Acquisition, we will acquire the contractual rights to four (4) Jackup Rigs, each in various stages of construction. Any or all of these Jackup Rigs may not be completed, delivered to Vantage Drilling or acceptable to our clients. Vantage Drilling may not be able to secure any drilling contracts for the Jackup Rigs now or in the future. Any failure to obtain drilling contracts for any or all of the Jackup Rigs may have a material and adverse effect on Vantage Drilling's results of operations and viability as a business.

There may be limits to Vantage Drilling's ability to mobilize rigs between geographic markets and the time and costs of such rig mobilizations may be material to its business.

        The offshore contract drilling market is generally a global market as rigs may be mobilized from one market to another market. However, geographic markets can, from time to time, have material fluctuations as the ability to mobilize rigs can be impacted by several factors including, but not limited to, governmental regulation and customs practices, the significant costs to move a rig, availability of tow boats, weather, and the technical capability of the rigs to operate in various environments. Additionally, while a rig is being mobilized from one geographic market to another, Vantage Drilling may not be paid by its client for the time out of service or may mobilize the rig without a customer contract which will result in a lack of revenues that may be material to its results of operations and financial position.

Failure to obtain and retain skilled personnel could impede Vantage Drilling's operations and have a material and adverse effect on its business.

        Vantage Drilling requires highly skilled personnel to operate and provide technical services and support for its contract offshore drilling operations. Competition for the skilled and other labor required for its operations intensifies as the number of rigs activated or added to worldwide fleets or under construction increases. In periods of high utilization Vantage Drilling may find it more difficult to find and retain qualified individuals. Vantage Drilling may experience tightening in the relevant labor markets. Shortages of qualified personnel or the inability to obtain and retain qualified personnel could negatively affect the quality and timeliness of its work. Vantage Drilling's efforts to obtain and retain qualified personnel may be unsuccessful, and competition for skilled personnel could materially impact its business by limiting or affecting the quality and safety of its operations or increasing its costs.

Vantage Drilling's operating and maintenance costs will not necessarily fluctuate in proportion to changes in operating revenues.

        Vantage Drilling does not expect operating and maintenance costs to necessarily fluctuate in proportion to changes in operating revenues. Operating revenues may fluctuate as a function of changes in dayrate. However, costs for operating a rig are generally fixed or only semi-variable regardless of the dayrate being earned. In addition, should the rigs incur idle time between contracts, Vantage Drilling would typically maintain the crew to prepare a rig for its next contract and would not reduce costs to correspond to the decrease in revenue. During times of reduced activity, reductions in costs may not be immediate as the crew may be required to prepare rigs for stacking, after which time the crew will be reduced to a level necessary to maintain such rigs in working condition with the extra crew members assigned to active rigs or dismissed. In addition, as rigs are mobilized from one geographic location to another, the labor and other operating and maintenance costs can vary significantly. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the unit is performing and the age and condition of the equipment. Contract preparation expenses vary based on the scope and length of contract preparation required and the duration of the firm contractual period over which such expenditures are amortized.

Vantage Drilling is subject to numerous governmental laws and regulations, including those that may impose significant costs and liability on it for environmental and natural resource damages.

        Many aspects of Vantage Drilling's operations are affected by governmental laws and regulations that may relate directly or indirectly to the contract drilling and well servicing industries, including those requiring us to control the discharge of oil and other contaminants into the environment or otherwise relating to environmental protection. Vantage Drilling's operations and activities in the United States are subject to numerous environmental laws and regulations, including the Oil Pollution Act of 1990, the Outer Continental Shelf Lands Act, the Comprehensive Environmental Response, Compensation and Liability Act and the International Convention for the Prevention of Pollution from Ships. Additionally, other countries where we operate have environmental laws and regulations covering the discharge of oil and other contaminants and protection of the environment in connection with operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and even criminal penalties, the imposition of remedial obligations, the denial or revocation of permits or other authorizations and the issuance of injunctions that may limit or prohibit Vantage Drilling's operations. Laws and regulations protecting the environment have become more stringent in recent years and may in certain circumstances impose strict liability, rendering us liable for environmental and natural resource damages without regard to negligence or fault on our part. These laws and regulations may expose Vantage Drilling to liability for the conduct of, or conditions caused by, others or for acts that were in compliance with all applicable laws at the time the acts were performed. The application of these requirements, the modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or development drilling for oil and natural gas could materially limit future contract drilling opportunities or materially increase Vantage Drilling's costs or both. In addition, Vantage Drilling may be required to make significant capital expenditures to comply with laws and regulations or materially increase our costs or both.

Any ban of offshore drilling by any city, state, or nation, or by any governing body may have a material and adverse affect on Vantage Drilling's business.

        Events in recent years have heightened environmental and regulatory concerns about the oil and gas industry. From time to time, governing bodies may propose legislation that would materially limit or prohibit offshore drilling in certain areas. To date, no proposals which would materially limit or prohibit offshore drilling in Vantage Drilling's expected areas of operation have been enacted into law. However, governing bodies may enact such laws now or in the future. If laws are enacted or other governmental action is taken that restricts or prohibits offshore drilling in Vantage Drilling's expected areas of operation, Vantage Drilling could be materially and adversely affected.

Changes in laws, effective tax rates or adverse outcomes resulting from examination of Vantage Drilling's tax returns could adversely affect our financial results.

        Vantage Drilling's future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally. Tax laws and regulations are highly complex and subject to interpretation. Consequently, Vantage Drilling is subject to changing tax laws, treaties and regulations in and between countries in which it operates, including treaties between the United States and other nations. Vantage Drilling's income tax expense is based upon its interpretation of the tax laws in effect in various countries at the time that the expense was incurred. A change in these tax laws, treaties or regulations, including those in and involving the United States, or in the interpretation thereof, could result in a materially higher tax expense or a higher effective tax rate on Vantage Drilling's worldwide earnings. If any country, including the U.S., successfully challenges Vantage Drilling's income tax filings based on its operational structure there, or if Vantage Drilling otherwise loses a material dispute, its effective tax rate on its worldwide earnings could increase substantially and its financial results could be materially adversely affected.

Vantage Drilling's post-combination business will involve numerous operating hazards and it may not be fully insured against all of these hazards.

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

        Many of the hazards and risks which will be associated with Vantage Drilling's operations after the Acquisition will expose its personnel, as well as the personnel of its customers, subcontractors, vendors and other third parties, to the risk of personal injury or death.

        Although Vantage Drilling will seek to maintain broad insurance coverage, it may be subject to significant deductibles and levels of self-insurance or risk retention, not cover all types of losses and, in some situations such as rig loss or damage resulting from weather related exposures, may not provide full coverage of losses or liabilities. In the event of total loss, such coverage is unlikely to be sufficient to recover the cost of a newly constructed replacement. The policy limits and terms of Vantage Drilling's insurance contracts could have a material and adverse effect on the financial condition and viability of its business.

Vantage Drilling's insurance coverage may not be adequate if a catastrophic event occurs.

        As a result of the number of catastrophic events in the contract offshore industry in recent years, such as hurricanes in the Gulf of Mexico in 2004 and 2005, insurance underwriters have increased insurance premiums and increased restrictions on coverage and have made other coverage unavailable.

        While Vantage Drilling will attempt to obtain, and believes it will obtain, reasonable policy limits of property, casualty, liability, and business interruption insurance, including coverage for acts of terrorism, with financially sound insurers, it cannot guarantee that its policy limits for property, casualty, liability, and business interruption insurance, including coverage for acts of terrorism, would be adequate should a catastrophic event occur related to its property, plant, equipment, or product, or that its insurers would have adequate financial resources to sufficiently or fully pay its related claims or damages. When any of its coverage expires, Vantage Drilling cannot guarantee that adequate replacement coverage will be available, offered at reasonable costs, or offered by insurers with sufficient financial soundness. The occurrence of an incident or incidents affecting any one or more of the rigs could have a materially adverse effect on Vantage Drilling's financial position and future results of operations if asset damage and/or company liability was to exceed insurance coverage limits or if an insurer was unable to sufficiently or fully pay Vantage Drilling's related claims or damages which may significantly impair its ability to obtain such insurance coverage in the future.

New technology and/or products may cause the current rigs to become less competitive.

        The offshore contract drilling industry is subject to the introduction of new drilling techniques and services using new technologies, some of which may be subject to patent protection. As competitors and others use or develop new technologies, Vantage Drilling may be placed at a competitive disadvantage. Further, Vantage Drilling may face competitive pressure to implement or acquire certain new technologies at a substantial cost. Most of Vantage Drilling's competitors will have greater financial, technical and personnel resources that allow them to enjoy technological advantages and implement new technologies before Vantage Drilling. Vantage Drilling cannot be certain that it will be able to implement new technology or products on a timely basis or at a cost that is acceptable to it. Thus, Vantage Drilling's ability to effectively use and implement new and emerging technology may have a material and adverse effect on its financial condition and results of operations.

Completion of the Acquisition is subject to a number of conditions.

        The obligations of the Company, Vantage Drilling, F3 Capital and OGIL to consummate the Acquisition are subject to the satisfaction or waiver of specified conditions set forth in the Purchase Agreement before completion of the Acquisition. Such conditions include, but are not limited to, satisfaction of covenants contained in the Purchase Agreement, non-existence of legal action against the Company, Vantage Drilling, F3 Capital and OGIL, securing both additional debt financing, obtaining material consents, approval of the required number of our stockholders and conversion of less than 30% of our shares issued in the Company's initial public offering, and execution of ancillary agreements. These conditions may not be satisfied or waived by either the Company, Vantage Drilling, F3 Capital or OGIL, as applicable, and therefore the Purchase Agreement may not be consummated.

There may not be an active market for Vantage Drilling's ordinary shares or warrants, which may cause its ordinary shares or warrants to trade at a discount and make it difficult to sell your ordinary shares or warrants.

        Prior to the Acquisition, there has been no public market for Vantage Drilling's units, ordinary shares or warrants. Vantage Drilling cannot assure you that an active trading market for Vantage Drilling's units, ordinary shares or warrants will develop or be sustained after the Acquisition or that the price of Vantage Drilling's units, ordinary shares or warrants in the public market will reflect its actual financial performance.

Vantage Drilling's share price could become volatile, which could limit stockholders' ability to sell their shares at a profit.

        Volatility in the price of Vantage Drilling's shares could make it difficult for stockholders to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of Vantage Drilling's shares. These include, but are not limited to:

  •
  achievement or rejection of regulatory approvals by its competitors or us;

  •
  developments concerning proprietary rights;

  •
  regulatory developments in the United States;

  •
  economic or other crises and other external factors;

  •
  period-to-period fluctuations in revenues, cash flows, and other financial metrics pertaining to the operations of the business;

  •
  changes in financial estimates by securities analysts; and

  •
  sales and short selling activity of its shares.

        Additionally, because Vantage Drilling's shares currently are not regularly traded in substantial volume, any information about the shipyard, the industry, or us in the media may result in significant share price fluctuations and volatility.

        We realize that we will not be able to control many of the factors listed above, and we further believe that period-to-period comparisons of Vantage Drilling's financial results and metrics may not be indicative of the future performance of its business.

        In addition, the stock market in general, and the market for oilfield services companies in particular, has experienced price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of individual companies. This broad market and industry volatility may seriously and irreparably harm the market price of Vantage Drilling's shares, regardless of Vantage Drilling's operating performance and financial condition.

If 30% or more of the holders of the Company's common stock issued in the initial public offering decide to vote against the proposed Acquisition and convert their shares to cash, the Company will be forced to abandon the Acquisition with F3 Capital and OGIL and the Acquisition will not be consummated.

        Under the terms of the Company's corporate charter, if 30% or more of shares issued in the Company's initial public offering decide to vote against the proposed Acquisition and opt to convert their shares to cash, the Company will be forced to abandon the Acquisition.

Vantage Drilling will incur substantial amounts of debt that may limit the cash flow available for its operations and place it at a competitive disadvantage.

        Vantage Drilling will incur a substantial amount of debt to fund the construction of our Jackup Rigs. Vantage Drilling's level of indebtedness has important consequences to you and your investment in its stock. For example, Vantage Drilling's level of indebtedness may:

  •
  require it to use a substantial portion of our cash flow from operations to pay interest and principal on our debt, which would reduce the funds available to use for working capital, capital expenditures and other general corporate purposes;

  •
  limit its ability to obtain additional financing for working capital, capital expenditures, acquisitions and other investments, which may limit its ability to carry out our business strategy;

  •
  result in higher interest expense if interest rates increase and we have outstanding floating rate borrowings; or

  •
  heighten our vulnerability to downturns in its business or in the general economy and restrict it from exploiting business opportunities or making acquisitions.

        Each of these factors may have a material and adverse effect on the financial condition and viability of Vantage Drilling.

Concentration of ownership of our ordinary shares after the Acquisition could delay or prevent change of control.

        Our directors, executive officers and principal stockholders will beneficially own a significant percentage of our ordinary shares after the Acquisition. They also have, through the exercise of warrants, the right to acquire additional ordinary shares. As a result, these stockholders, if acting together, have the ability to significantly influence the outcome of corporate actions requiring stockholder approval. Additionally, this concentration of ownership may have the effect of delaying or preventing a change in control. As of May 24, 2007, directors, officers and principal stockholders beneficially owned approximately 18.6% of Company stock. Following the Acquisition, these individuals (including F3 Capital and its affiliates) will beneficially own approximately 54.4% of the ordinary shares of the combined company.

The sale, or even the possibility of sale, of the ordinary shares to be issued to F3 Capital and OGIL could have an adverse effect on the price for Vantage Drilling's securities and make it more difficult to obtain public financing in the future.

        In connection with the Acquisition, Vantage Drilling has agreed to grant to F3 Capital and its affiliates 33,333,333 ordinary shares and 25,000,000 ordinary shares underlying warrants that will also be granted at the closing of the Acquisition. The sale or even the possibility of sale, of these ordinary shares could have an adverse effect on the price for Vantage Drilling's securities, on the equity market and on its ability to obtain public financing in the future.

RISKS RELATED TO THE WORLDWIDE OIL AND NATURAL GAS INDUSTRY

        Our business is expected to be focused on providing offshore contract drilling to the worldwide oil and natural gas industry; therefore, our risk factors include those factors that impact, either positively or negatively, the markets for oil and natural gas. Expenditures by our potential customers for exploration, development and production of oil and natural gas are expected to be based on their expectations of future hydrocarbon demand, the risks associated with developing the reserves and the future value of the hydrocarbon reserves. Their evaluation of the future value of the hydrocarbon reserves is expected to be based, in part, on their expectations for global demand, global supply and other factors that influence oil and natural gas prices. The key risk factors currently influencing the worldwide oil and natural gas markets are discussed below.

Our business will depend on the level of activity in the oil and gas industry, which is significantly affected by volatile oil and gas prices among other factors.

        Our business will depend on the level of activity in oil and gas exploration, development, and production in markets throughout the world. Oil and gas prices and market expectations of potential changes in these prices can significantly affect the level of activity. The availability of quality drilling prospects, exploration success, relative production costs, the stage of reservoir development and political and regulatory environments also affect our customers' investment. Worldwide military, political and economic events have contributed to oil and gas price volatility and are likely to do so in the future. Oil and gas prices are extremely volatile and are affected by numerous factors, including, but not limited to the following:

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

Market conditions may dictate that we enter into contracts that provide for payment based on a footage or turnkey basis, rather than on a dayrate basis, which could have a material adverse impact on the Company's financial position and result of operations.

        Additionally, during cyclical period of depressed market conditions, a customer may no longer need a rig that is currently under contract or may be able to obtain a comparable rig at a lower daily rate. As a result, our potential customers may seek to renegotiate the terms of their existing drilling contracts or avoid their obligations under those contracts. In addition, the customers may have the right to terminate, or may seek to renegotiate, existing contracts if we experience downtime, operational problems above the contractual limit or safety-related issues, if the rig is a total loss or in other specified circumstances. Some of our contracts may include terms allowing them to terminate contracts without cause, with little or no prior notice and without penalty or early termination payments. In addition, we could be required to pay penalties, which could be material, if some of our contracts with our customers are terminated due to downtime or operational problems. We may enter into contracts that are cancelable at the option of the customer upon payment of a penalty, which may not fully compensate us for the loss of the contract. Early termination of a contract may result in a rig being idle for an extended period of time. The likelihood that a customer may seek to terminate a contract is increased during periods of market weakness.

        While we intend to perform our services on a dayrate basis, market conditions may dictate that we enter into contracts that provide for payment based on a footage basis, whereby we are paid a fixed amount for each foot drilled regardless of the time required or the problems encountered in drilling the well, or enter into turnkey contracts, whereby we agree to drill a well to a specific depth for a fixed price and bear some of the well equipment costs. These types of contracts are more risky than a dayrate contract as the Company would be subject to downhole geologic conditions in the well that cannot always be accurately determined and subject the Company to greater risk associated with equipment and downhole tool failures. Unfavorable downhole geologic conditions and equipment and downhole tool failures may result in significant costs increase or may result in a decision to abandon a well project which would result in the Company not being able to invoice revenues for providing services. Such unfavorable costs increases or loss of revenue could have a material adverse impact on the Company's financial position and result of operations.

Excess productive capacity and lower future demand could adversely impact our results of operations.

        We believe oil and natural gas storage inventory levels are an indicator of the relative balance between supply and demand. High or increasing storage or inventories generally indicate that supply is exceeding demand and that energy prices are likely to soften. Low or decreasing storage or inventories are an indicator that demand is growing faster than supply and that energy prices are likely to rise. Measures of maximum productive capacity compared to demand (excess productive capacity) are also an important factor influencing energy prices and spending by oil and natural gas exploration companies. When excess productive capacity is low compared to demand, energy prices tend to be higher and more volatile reflecting the increased vulnerability of the entire system to disruption. When energy prices are low, our potential future customers tend to curtail spending which could adversely affect our results of operations.

Seasonal and adverse weather conditions, conservational measures and technical advances adversely affect demand for our services and operations after a business combination.

        Weather can also have a significant impact on demand as consumption of energy is seasonal and any variation from normal weather patterns, cooler or warmer summers and winters, can have a significant impact on demand. After a business combination, adverse weather conditions, such as hurricanes, may interrupt or curtail our operations, or our customers' operations, cause supply disruptions and result in a loss of revenue and damage to our equipment and facilities, which may or may not be insured.

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

National or local catastrophes and natural disasters could have a significant impact on our financial condition, operating results and growth.

        National or local catastrophes and natural disasters, including hurricanes, tornados, and flooding, can impact the spending sentiment of the corporate and personal consumer, both regional and national in nature. Should difficulties, restrictions or public concerns including but not limited to air travel, the cost of gasoline, or military-related actions continue or increase, or if additional national or local catastrophic or other incidents occur, or if natural disasters occur, consumer and corporate spending may be adversely impacted. This may have a material impact on our financial condition, operating results and growth.

The market price of our common stock may fluctuate.

        Historically, the market prices of common stock of companies engaged in the oil and natural gas industry have been highly volatile. News announcements and changes in oil and natural gas prices, changes in the demand for oil and natural gas exploration and changes in the supply and demand for oil and natural gas are all factors that might affect the price of our common stock. In addition, the price of our securities may vary significantly due to our reports of operating losses, one or more potential business combinations, the filing of periodic reports with the SEC, and general market or economic conditions.

Our international operations will involve additional risks not associated with operations within the United States

        A significant portion of any of our operations may be conducted in countries outside the U.S. Any and all projects or contracts outside of the United States, including but not limited to the construction of rigs, drilling or oilfield service contracts, and refurbishments, are subject to additional political, economic and military risks, such as the risks of:

  •
  terrorist acts, war and civil disturbances;

  •
  expropriation, nationalization or deprivation of our equipment;

  •
  expropriation or nationalization of a customer's property or drilling rights;

  •
  repudiation of contracts;

  •
  assaults on property or personnel;

  •
  exchange restrictions;

  •
  limitations on the ability to repatriate income or capital to the United States;

  •
  changing local and international political conditions; and

  •
  international and domestic monetary policies.

        Due to the unsettled political conditions in many oil-producing countries and countries in which we may operate, our revenue and profits are subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls, and governmental actions. Countries where we may operate that have significant amounts of political risk include, but are not limited to: Afghanistan, Algeria, Indonesia, Iran, Iraq, Nigeria, Russia, and Venezuela. In addition, military action or continued unrest in the Middle East could impact the supply and pricing for oil and gas, disrupt our operations in the region and elsewhere, and increase our costs for security worldwide.

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

        Our international operations would also be subject to the following additional risks:

  •
  Insurance

    We may attempt to maintain insurance coverage and obtain contractual indemnities that protect us from some, but not all, of the risks associated with our non-U.S. operations. However, a particular type of contractual or insurance coverage may not be available in the future or we may not be able to purchase our desired level of insurance coverage at commercially feasible rates.

  •
  Laws

    Our international operations will be subject to various laws and regulations promulgated and enforced by the countries in which we operate. These laws may include, but are not limited to any and all laws and regulations relating to the equipment and operation of drilling rigs. Governments in some non-U.S. countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration of oil and gas and other aspects of the oil and gas industries in their countries. In addition, government action, including initiatives by OPEC, may continue to cause oil or gas price volatility. In some areas of the world, government activity has adversely affected the amount of exploration and development work done by major oil companies and may continue to do so.

  •
  Tax Laws

    We will be subject to various tax laws and regulations in substantially all of the foreign countries in which we operate or have a legal presence. We hope to evaluate applicable tax laws and employ various business structures and operating strategies in foreign countries to obtain the optimal level of taxation on our revenues, income, assets and personnel. Actions by international tax authorities that impact our business structures and operating strategies, such as changes to tax treaties, laws and regulations, or repeal of same, adverse rulings in connection with audits, or other challenges, may substantially increase our tax expense.

  •
  Exchange Rate

    Our international operations will also face the risk of fluctuating currency values, which can impact revenues and operating costs. In addition, some of the countries in which we may operate have enacted exchange controls. While we may be able to limit these risks by invoicing and receiving payment in U.S. dollars or freely convertible international currency, we may not be able to negotiate this term into our contracts.

        Any time a company chooses to engage in business outside the United States, additional risks, including but not limited to those above, can have a material and adverse effect on the financial condition, results of operations, and viability of the business.

Military action, other armed conflicts, or terrorist attacks could limit or disrupt markets and our operations.

        Military action in Iraq, military tension involving North Korea and Iran, as well as the terrorist attacks of September 11, 2001 and subsequent terrorist attacks, threats of attacks, and unrest, have caused instability or uncertainty in the world's financial and commercial markets and have significantly increased political and economic instability in some of the geographic areas in which we may operate. Acts of terrorism and threats of armed conflicts in or around various areas in which we may operate, such as the Middle East and Indonesia, could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts, or the loss of personnel or assets.

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

Income taxes could adversely affect our operations.

        We may have operations in foreign countries. Consequently, we could be subject to the jurisdiction of a significant number of taxing authorities. The income earned in these various jurisdictions is taxed on differing bases, including net income actually earned, net income deemed earned, and revenue-based tax withholding. The final determination of our tax liabilities involves the interpretation of local tax laws, tax treaties, and related authorities in each jurisdiction, as well as the significant use of estimates and assumptions regarding the scope of future operations and results achieved and the timing and nature of income earned and expenditures incurred. Changes in the operating environment, including changes in tax law and currency/repatriation controls, could impact the determination of our tax liabilities for a tax year.

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

        We may conduct business in countries that have nontraded or "soft" currencies which, because of their restricted or limited trading markets, may be more difficult to exchange for "hard" currency. We may accumulate cash in soft currencies, and we may be limited in our ability to convert our profits into United States dollars or to repatriate the profits from those countries.

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

RISKS RELATED TO THE COMPANY'S BUSINESS AND
STATUS AS A BLANK CHECK COMPANY

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

If our common stock becomes subject to the SEC's penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

        If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the "penny stock" rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

  •
  make a special written suitability determination for the purchaser;

  •
  receive the purchaser's written agreement to a transaction prior to sale;

  •
  provide the purchaser with risk disclosure documents that identify certain risks associated with investing in "penny stocks" and that describe the market for these "penny stocks" as well as a purchaser's legal remedies; and

  •
  obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

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

        Persons who were stockholders prior to our initial public offering (including all of our officers and directors) collectively owned 18.6% of our issued and outstanding shares of common stock. Our officers and directors, or their designees, also purchased $3,000,000 of warrants directly from us concurrently with the closing of the initial public offering at a price per warrant of $1.00. The purchase of the founder warrants, together with any other acquisitions of our shares (or warrants which are subsequently exercised), could allow the persons who were stockholders prior to our initial public offering to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after completion of the Acquisition. These warrants cannot be sold until one year after consummation of the Acquisition; however, they may be able to transfer such warrants in certain limited circumstances such as by will in the event of their death, but the transferees receiving such warrants will be subject to the same sale restrictions imposed on our officers and directors and their designees.

Our founding director warrants are non-redeemable provided they are held by the initial purchasers or their permitted transferees, which could provide such purchasers the ability to realize a larger gain than our public warrants holders.

        The warrants held by our public warrant holders may be called for redemption at any time after the warrants become exercisable:

  •
  in whole and not in part;

  •
  at a price of $0.01 per warrant;

  •
  upon not less than 30 days' prior written notice of redemption to each warrant holder; and

  •
  if, and only if, the last sale price of the common stock equals or exceeds $11.50 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders.

        As a result of the founding director warrants not being subject to the redemption features that our publicly-held warrants are subject to, holders of the founding director warrants, or their permitted transferees, could realize a larger gain than our public warrant holders.

Our directors may not be considered "independent" under the policies of the North American Securities Administrators Association, Inc. and we thus may not have the benefit of independent directors examining our financial statements and the priority of expenses incurred on our behalf subject to reimbursement.

        All of our directors own shares of our common stock, and no salary or other compensation has been or will be paid to our directors for services rendered by them on our behalf prior to or in connection with the Acquisition. Although we believe that four of the members of our board of directors are "independent" as that term is commonly used, under the policies of the North American Securities Administrators Association, Inc., because our directors may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, it is likely that state securities administrators would take the position that we do not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred and there is no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe that all actions taken by our directors on our behalf have been and will be in our best interests, whether or not any directors are deemed to be "independent," we cannot assure you that this will actually be the case. If actions are taken or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the public stockholders.

Attempts to grow our business could have an adverse effect on the Company.

        Although rapid growth may not occur, to the extent that it does occur, it could place a significant strain on our financial, technical, operational and administrative resources. Our planned growth may result in increased responsibility for both existing and new management personnel. Effective growth management will depend upon our ability to integrate new personnel, to improve our operational, management and financial systems and controls, to train, motivate and manage our employees, and to increase our services and capabilities. Our ability to effectively manage our future growth may have a material and adverse effect on our results of operations, financial condition, and viability as a business. In addition, growth may not occur or growth may not produce profits for the Company.

From time to time we may enter into secured credit facilities to finance any or all capital requirements of the Company. Any secured credit facility may have a material and adverse effect on the Company.

        From time to time the Company, in its sole discretion, may enter into secured credit facilities to finance any or all of the capital requirements of the Company. As part of the secured loan, the Company will probably be required to make periodic payments of the principal plus interest to the lender. We can provide no guarantee that the Company will have cash flow in an amount sufficient to repay our debt obligations under any or all of the secured credit facilities. Furthermore, these secured loan contracts will have numerous default provisions and may or may not provide us with the possibility to cure default before accelerating the due date. If this were to happen, the Company may not be able to repay any or all secured debts in full and may declare bankruptcy. As a secured lender, the lender will have a priority right to receive repayment from a bankruptcy estate or may foreclose on the secured assets if the Company is not in bankruptcy and in default of its secured contract. In addition, a default under any secured credit facility may force the Company to seek bankruptcy protection. As such, the fact that we may, from time to time, enter into secured credit facilities with any person, business, or organization, whether related or unrelated, may have a material and adverse effect on the financial position, results of operations, and viability of the Company.

Uninsured claims and litigation could adversely impact our operating results.

        After the proposed Acquisition, we expect to have insurance coverage against operating hazards, including product liability claims and personal injury claims related to our products, to the extent deemed prudent by our management and to the extent insurance is available, but the nature and amount of that insurance may not be sufficient to fully indemnify us against liabilities arising out of pending and future claims and litigation. This insurance has deductibles or self-insured retentions and contains certain coverage exclusions. The insurance does not cover damages from breach of contract by us or based on alleged fraud or deceptive trade practices. Insurance and customer agreements do not provide complete protection against losses and risks, and our results of operations could be adversely affected by unexpected claims not covered by insurance.

Some of our directors and officers reside outside of the United States and, after the consummation of a business combination, substantially all of our assets may be located outside of the United States, therefore it may be difficult for investors to enforce their legal rights against such individuals or such assets.

        Some of our directors and officers may reside outside of the United States and, after the consummation of the Acquisition, substantially all of our assets may be located outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

The financial interests of our officers and directors may have influenced their motivation in causing us to enter into and close the proposed Acquisition.

        If we do not complete the Acquisition or other business combination and are forced to liquidate, the trust account proceeds may be subject to claims that could take priority over the claims of our public stockholders. Our chairman and certain executive officers have entered into separate indemnity agreements under which they will be personally liable under certain circumstances to ensure that the proceeds of the trust account are not reduced by the claims of various vendors that are owed money by us for services rendered or contracted for, or claims of other parties with which we have contracted. Additionally, certain of our officers and directors purchased a combined total of 375,000 shares of common stock and 3,375,000 warrants concurrently with the closing of our initial public offering. The shares of common stock and warrants owned by our officers and directors and their affiliates will be worthless if we do not consummate a business combination, and the $6,000,000 purchase price of such Founding Securities will be included in the working capital that is distributed to our public stockholders in the event of our liquidation. These financial interests of our officers and directors may have influenced their motivation in causing us to enter into and close the Purchase Agreement.

Unless we complete the Acquisition, our officers and directors will not receive reimbursement for any out-of-pocket expenses they incur if such expenses exceed the amount not in the trust account. Therefore, they may have a conflict of interest in determining whether the consummation of the Acquisition is appropriate and in the public stockholders' best interest.

        Our officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount held outside of the trust account unless the Acquisition is consummated. However, we have agreed with the representatives of the underwriters of our initial public offering that our audit committee will review and approve all expense reimbursements made to our officers or directors and that any expense reimbursements payable to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and interest income, net of income taxes, available to us, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination. We cannot, however, provide any assurance that the audit committee will act in keeping with its statutory mandated duties and may not act in the best interests of the business which could materially and adversely affect our financial condition, results, and viability.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to obtain public financing in the future.

        In connection with the initial public offering, we issued warrants to purchase 34,500,000 shares of common stock. Furthermore certain of our directors purchased an aggregate of 375,000 shares of common stock and 3,375,000 warrants in a private placement occurring immediately prior to the consummation of our initial public offering. The sale or even the possibility of sale, of the shares underlying these warrants, could have an adverse effect on the price for our securities on the equity market and on our ability to obtain public financing in the future. If and to the extent these warrants are exercised, you may experience dilution to your holdings which may correspond with a decline in value of the market price for our stock.

If our existing stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock.

        Our initial stockholders are entitled to require us to register the resale of their shares of common stock at any time after the date on which their shares are released from escrow, which, except in limited circumstances, will not be before the one year anniversary of the consummation of a business combination. If our existing stockholders exercise their registration rights with respect to all of their shares of common stock and the shares of common stock underlying the 3,375,000 warrants, then there will be an additional 11,250,000 shares of common stock eligible for trading in the public market, assuming the Acquisition is approved. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.

The American Stock Exchange may delist our securities from trading on its Exchange which could limit investors' ability to make transactions in our securities and subject us to additional trading restrictions.

        Our common stock and warrants are listed on the American Stock Exchange, a national securities exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future. If the American Stock Exchange delists our securities from trading on its exchange and we are unable to list our securities on another exchange, or to have them quoted on NASDAQ, our securities could be quoted on the OTC Bulletin Board, or "pink sheets". As a result, we could face significant material adverse consequences including but not limited to the following:

  •
  a limited availability of market quotations for our securities;

  •
  a determination that our common stock is a "penny stock" which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

  •
  a limited amount of news coverage for our company;

  •
  a limited amount of financial analyst coverage for our company;

  •
  a decreased ability to obtain new financing or issue new securities on favorable terms in the future; and/or

  •
  a decreased ability to issue additional securities or obtain additional financing in the future.

        The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as "covered securities." Since we are listed on the American Stock Exchange, our securities are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate a company if there is a suspicion of fraud. If there is a finding of fraudulent activity the states may regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies generally, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states.

Provisions in our charter documents and Delaware law may inhibit a takeover of us, which could limit the price potential investors might be willing to pay in the future for our common stock and could entrench management.

        Our charter and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. As a result, at any annual meeting only a minority of the board of directors will be considered for election. Since our "staggered board" would prevent our stockholders from replacing a majority of our board of directors at any annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders.

        Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock which could be issued to create different or greater voting rights which may affect an acquirer's ability to gain control of the Company.

        We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Bankruptcy Considerations

        If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us under Chapters 7 or 11 of the United States Bankruptcy Code, and that claim is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law and may be included in our bankruptcy estate. Furthermore, the estate may be subject to administrative expenses, including but not limited to post-petition legal fees including court costs, the securitization of cash collateral to maintain the business as a going concern, obtaining additional financing, taxes owed, and claims of both secured and unsecured third parties with priority over those claims of our public stockholders. To the extent bankruptcy claims deplete the trust account; we cannot assure you we will be able to return to our public stockholders the liquidation amounts due to them. Accordingly, the actual per share amount distributed from the trust account to our public stockholders could be significantly less than approximately $7.90 per share at December 31, 2007 due to the claims of creditors. This amount has been calculated without taking into account interest earned on the trust account. Claims by creditors could cause additional delays in the distribution of trust accounts to the public stockholders beyond the time periods required to comply with the Delaware General Corporation Law procedures and federal securities laws and regulations.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fiscal fourth quarter ended December 31, 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unit Market Prices and Dividends

        Our units have been quoted on the American Stock Exchange ("AMEX") under the symbol "VTG-U" since May 31, 2007. Prior to that time, there was no public market for our units. Our warrants and shares of common stock began to trade separately on June 8, 2007 under symbols "VTG" and "VTG-WT", respectively. As of February 11, 2008, there were approximately eight holders of record of our units, approximately eight holders of record of our common stock and approximately seven holders of record of our warrants. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.

        The following table sets forth the high and low sales prices per share of our common stock.

	Common Stock
	High	Low
Quarter Ended
December 31, 2007	$7.65	$7.40
September 30, 2007	7.70	7.28
June 30, 2007 (from June 8, 2007)	7.60	7.38

        The closing price per share of common stock on December 31, 2007, the last trading day of the Company's fiscal year, was $7.60.

        On February 6, 2007 and May 23, 2007, the Company's Board of Directors authorized and recorded a one-for-one and a 0.2-for-one stock split, respectively. The total number of authorized common stock shares and par value were unchanged by this action. Accordingly, all references to the number of shares and per share amounts in this Annual Report have been presented on a post-split basis.

        We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, general financial condition subsequent to completion of a business combination and our debt agreements, if any. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        On September 8, 2006, we issued 7.5 million shares of our common stock to our founding stockholders for an aggregate amount of $25,000 in cash, at a purchase price of approximately $0.003 per share (as adjusted for the effect of the stock split in the ratio of one-for-one on February 6, 2007 and is further adjusted for the effect of the stock split in the ratio of 0.2-for-one on May 23, 2007):

        On May 30, 2007, our founding stockholders purchased in a private placement transaction a combined total of 375,000 units and 3.0 million warrants from us at a price of $8.00 per unit and $1.00 per warrant, respectively. These units and warrants, which we collectively refer to as the Founding Securities, cannot be sold or transferred by the founding stockholders who initially purchase these securities from us until one year after the consummation of a business combination, except in certain limited circumstances. The $6.0 million purchase price of the Founding Securities is held in the trust account (together with net proceeds of our initial public offering) pending our completion of one or more business combinations. If we do not complete one or more business combinations that meet the criteria described in this Annual Report and in the Company's IPO prospectus, then the $6.0 million purchase price of the Founding Securities will become part of the liquidation amount distributed to our public stockholders from our trust account and the Founding Securities will become worthless.

Use of Proceeds

        On May 30, 2007, we consummated our initial public offering of 34.5 million units (including over-allotment units). Each unit consists of one share of common Stock, $0.001 par value per share and one warrant to purchase one share of common stock at an exercise price of $6.00 per share.

        Our net proceeds from the initial public offering of our units and sale of Founding Securities, after deducting the underwriter's fee and certain offering expenses totaling approximately $20.1 million ($8.3 million of which has been deferred by the underwriter until the consummation of a business combination), were $270.2 million. Of this amount, $270.0 million was placed in trust and the remaining $250,000 was held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Excluding $8.3 million of the deferred underwriter's fee held in trust and payable upon the consummation of a business combination, we intend to use substantially all of the remaining net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business.

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

Repurchases of Equity Securities

        None

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31, 2007	Period September 8, 2006 (inception) to December 31, 2006	Period September 8, 2006 (inception) to December 31, 2007
Statement of Operations Data
Revenues	$—	$—	$—
General and administrative expenses	946,989	134	947,123

Loss from operations	(946,989)	(134)	(947,123)
Interest income	7,699,060	—	7,699,060

Income before provision for income taxes	6,752,071	(134)	6,751,937
Provision for income taxes	2,298,564	—	2,298,564

Net income	$4,453,507	$(134)	$4,453,373

Earnings per share
Basic	$0.16	$—	$0.19

Diluted	$0.14	$—	$0.17

Balance Sheet Data (at period end)
Cash and cash equivalents	$1,262,625	$33,790	$1,262,625
Restricted cash	273,109,051	—	273,109,051
Prepaid expenses and other assets	87,075	180,276	87,075
Property and equipment	111,651	—	111,651
Other assets	1,068,378	—	1,068,378

Total assets	275,638,780	214,066	275,638,780
Accounts payable and accrued liabilities	950,307	—	950,307
Deferred underwriters fee	8,280,000	—	8,280,000
Notes payable—stockholders	—	189,200	—

Total liabilities	9,230,307	189,200	9,230,307
Common stock, subject to possible redemption	79,286,965	—	79,286,965
Total stockholders' equity	187,121,508	24,866	187,121,508

Total liabilities and stockholders' equity	$275,638,780	$214,066	$275,638,780

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a blank check company organized under the laws of the State of Delaware on September 8, 2006. We were formed to acquire, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction, joint venture or other similar business combination, one or more businesses in the oilfield services industry. Pursuant to our amended and restated certificate of incorporation, we have until May 24, 2009 to complete a business combination or our corporate existence will terminate and we will liquidate.

        On May 30, 2007 we completed the initial public offering of 34.5 million units for proceeds of $264.2 million, net of underwriting fees and expenses. Each unit consisted of one share of common stock and one warrant to purchase a share of common stock for $6.00 per share. The terms of our initial public offering placed the net proceeds of the offering, less $250,000 which is made available for general corporate purposes, in trust. The funds will be held in trust until the earlier of (i) the Company acquiring a business or businesses with aggregate net book value of at least 80% of the value of the funds held in trust less the deferred underwriters' fee ("Qualifying Business Combination") or (ii) May 24, 2009 when pursuant to the amended and restated certificate of incorporation the funds will be distributed to the public shareholders in a liquidation of the Company. The warrants become exercisable on the later of our completion of a Qualifying Business Combination or May 24, 2008, and will expire May 24, 2011. The funds in trust are invested in money market funds which earn market rates of interest. The interest earned on the funds in trust is available to pay the expenses of the trust, taxes on earnings and, pursuant to the terms of the initial public offering, up to $2.3 million of the interest earnings is available for general corporate purposes.

        The underwriters of the initial public offering deferred approximately $8.3 million of fees which will be paid from trust upon the Company's completion of a Qualifying Business Combination. If the Company fails to complete a Qualifying Business Combination by May 24, 2009 and the Company is liquidated, the underwriter will forfeit the deferred underwriter fees and have no claim against the funds held in trust.

        Furthermore, the Company sold to the underwriters for $100 an option to purchase up to a total of 1,250,000 units ("Underwriter Units") for $9.60 per unit. Each Underwriter Unit consists of a share of common stock and a warrant to purchase a share of common stock for $7.20 per share. The warrants underlying the Underwriter Units become exercisable the on the later of our completion of a Qualifying Business Combination or May 24, 2008, and will expire May 24, 2011.

        In connection with the initial public offering, the Company also completed a private placement transaction with our founding stockholders consisting of 375,000 units and 3.0 million warrants (collectively, the "Founding Securities") at a price of $8.00 per unit and $1.00 per warrant. The Founding Securities cannot be sold or transferred by the founding stockholders who initially purchase these securities from us until one year after the consummation of a Qualifying Business Combination, except in certain limited circumstances. Other than the additional trading restrictions placed on the warrants included in the Founding Securities, these warrants have the same terms and conditions as the warrants issued to the public shareholders and the warrants underlying the Underwriter Units. The $6.0 million purchase price of the Founding Securities is held in the trust account (together with net proceeds of our initial public offering) pending our completion of a Qualifying Business Combination. If we do not complete a Qualifying Business Combination then the $6.0 million purchase price of the Founding Securities will become part of the liquidation amount distributed to our public stockholders from our trust account and the Founding Securities will become worthless.

Recent Developments

        Since the Company's initial public offering, we have focused our efforts on evaluating acquisition targets in the oilfield services industry. As we performed this analysis, we refined our search to focus on offshore drilling acquisition targets as we believe that this market has strong underlying fundamentals which will provide opportunities for future growth through acquisitions and contracting for the construction of additional offshore rigs. The primary fundamentals that we believe make the offshore contract drilling market attractive included the growth of offshore drilling prospects by our potential customers and the age and physical condition of the industry's existing offshore fleet. We also believe that it is strategically important to develop a diverse fleet in order to reduce the Company's exposure to any one market segment. See further discussion of our current market outlook included in "Business Outlook" of this Item 7.

        On August 30, 2007 (as amended December 3, 2007), the Company entered into a share purchase agreement ("Purchase Agreement") to acquire all of the ordinary shares of Offshore Group Investment Limited ("OGIL"). Pursuant to the Purchase Agreement, the Company formed Vantage Drilling Company ("Vantage Drilling"), an exempted Cayman Islands company, which will acquire the Company and OGIL through a series of transaction which will result in the Company and OGIL becoming wholly-owned subsidiaries of Vantage Drilling. The Company will be acquired pursuant to a share exchange with Vantage Drilling in which each outstanding unit, share of common stock, and warrant of the Company will be exchanged, on a one for one basis, for newly issued units, ordinary shares and warrants of Vantage Drilling with the same terms and conditions. OGIL assets include contracts for the construction and delivery of four Baker Marine Pacific Class 375 ultra premium jackup drilling rigs ("Jackup Rigs"), shipyard payments made as of December 31, 2007, construction in process, intellectual property, engineering and modifications to the Jackup Rigs and an option to acquire an ultra deepwater drillship for $660.0 million ("Drillship Option"), subject to mutually agreed upon specification changes. Total consideration for the acquisition of OGIL is $331.0 million, subject to closing adjustments ("Closing Adjustments"), consisting of 33,333,333 Vantage Drilling units ("Acquisition Units") valued at $275.0 million and $56.0 million promissory note which will be issued by Vantage Drilling and repaid upon closing from the cash currently held in trust. Each Acquisition Unit consists of one ordinary share and 0 ..75 warrants to purchase an ordinary share of Vantage Drilling for $6.00 per share (such warrants are exercisable into an aggregate of 25.0 million ordinary shares of Vantage Drilling).

        The Drillship Option is exercisable for a period of six months from the closing of the transaction pursuant to the Purchase Agreement. Upon exercise of the Drillship Option, $8.0 million of the consideration paid at closing of the Purchase Agreement shall be applied to the Drillship Option price, with thirty percent (30%) of the balance being paid upon exercise and seventy percent (70%) paid upon delivery and acceptance of the drillship.

        The purchase consideration of $331.0 million used December 31, 2007 as the scheduled cash flow cutoff date for the transaction which anticipated that as of December 31, 2007 there would be $517.0 million of additional shipyard payments and development costs outstanding in order to complete the Jackup Rigs construction. The stockholders of OGIL have agreed to fund additional shipyard payments and development costs until closing of the Acquisition. The Closing Adjustments are intended to reimburse the stockholders of OGIL for shipyard payments and additional development costs incurred by OGIL subsequent to December 31, 2007 and for mutually agreed upon specification changes to either the Jackup Rigs or the drillship. The Closing Adjustments will increase or decrease the amount of the note payable to F3 Capital that will be issued by Vantage Drilling at the consummation of the Acquisition. The amount of the note will be increased to the extent the outstanding contractual obligations under the Contracts are reduced below $517.0 million on the date of consummation of the Acquisition. The amount of the note payable to be issued by Vantage Drilling will be settled in cash with funds held in trust.

        In December 2007, Vantage Drilling established two operating subsidiaries, Vantage International Payroll Co. ("VIPCo") and Vantage International Management Co., both exempted Cayman Islands companies, for the purposes of recruiting and retaining the international workforce to complete the construction and begin the operation of the Jackup Rigs and the drillship. The Company and VIPCo started the marketing efforts to contract the Jackup Rigs and drillship. In January 2008, the Company and OGIL entered into a services agreement ("Services Agreement") with VIPCo pursuant to which VIPCo will provide operating, marketing and other services to OGIL and the Company as requested. VIPCo will invoice the Company and OGIL based on an estimated pro-rata allocation of the benefits provided. The payments made by OGIL pursuant to the Services Agreement subsequent to December 31, 2007 will be included in the Closing Adjustments, and will operate to increase the amount of the note payable to F3 Capital that will be issued by Vantage Drilling at the consummation of the Acquisition. In January 2008, OGIL advanced $500,000 to VIPCo to be applied against future invoices.

        The transactions as contemplated by the Purchase Agreement are subject to a vote by the stockholders of the Company. Additionally, pursuant to the terms of the Company's initial public offering, up to 29.99% of the stockholders may vote against the Acquisition and request a conversion of their stock for a pro-rata share of the funds held in trust estimated to be $7.90 per share at December 31, 2007. Assuming no stockholders elect to convert their shares, upon completion of the Acquisition, the stockholders of the Company and OGIL will have approximately 56% and 44%, respectively of the outstanding ordinary share of Vantage Drilling and 62% and 38%, respectively, of the outstanding warrants.

        In January 2008, the Company, OGIL and Vantage Drilling (collectively, "Loan Parties") received a commitment letter from a syndicate of banks for a $440.0 million debt facility (the "Debt Facility"). The Debt Facility provides for aggregate borrowings of up to $400.0 million pursuant to term loans (the "Term Loans") and a $40.0 million line of credit. Each of the four Jackup Rigs will be placed in a special purpose subsidiary of OGIL which will have a separate $100.0 million tranche of Term Loan. Borrowings pursuant to the Term Loans are limited to the lesser of 45% of the total costs or $100.0 million for each of the Jackup Rigs and require that the 55% balance of total costs be funded in the form of equity to such special purpose subsidiaries prior to the advancement of debt proceeds. The line of credit to OGIL under the Debt Facility provides for borrowings of $10.0 million for each of the Jackup Rigs. Borrowing under the Debt Facility will bear interest at LIBOR plus margins ranging from 1.75% to 2.75% depending upon the contracting and operating status of the Jackup Rigs. The banks can restrict funding if there is a material adverse event or the Company fails to contract the Jackup Rigs. Each tranche of the Term Loans and the related line of credit will expire seven years and three months from the date of delivery of the respective Jackup Rig.

        The commitment letter provides for a breakup fee of $1.1 million if the Loan Parties decide not to pursue the Debt Facility as a result of the Company's failure to obtain approval of the Acquisition by its stockholders and $2.2 million if the Loan Parties decide not to complete the Debt Facility for any other reason or fail to complete the Debt Facility by May 28, 2008. If the Company's stockholders do not approve the Purchase Agreement and the Company does not complete its Acquisition, OGIL and Vantage Drilling may still proceed with the Debt Facility; provided, however, that borrowings pursuant to the Debt Facility will still require that each of OGIL's special purpose entities obtain 55% of the respective Jackup Rig's total estimated costs in the form of equity.

Information About the Contract Drilling Industry

        The offshore contract drilling industry provides drilling, workover and well construction services to oil and natural gas exploration and production companies through the use of mobile offshore drilling rigs. The customers are primarily large multinational oil and natural gas companies, government-owned oil and natural gas companies and independent oil and natural gas producers.

        Historically, the offshore drilling industry has been very cyclical with periods of high demand, limited rig supply and high dayrates alternating with periods of low demand, excess rig supply and low dayrates. Currently, we believe there are more than 140 new offshore rigs scheduled for delivery by the end of 2010, which will increase rig supply. Periods of low demand and excess rig supply intensify the competition in the industry and often result in some rigs becoming idle for long periods of time.

Drilling Fleet

        In the proposed Acquisition, we will acquire four Baker Marine Pacific Class 375 ultra-premium jack up rigs currently under construction and an option for a ultra-deepwater drillship.

        Jackups.    The Baker Marine Pacific Class 375 ultra-premium jackup rig is an independent leg, cantilever, non-harsh environment jackup rig with a drilling depth of approximately 30,000 feet and may operate in water depths up to 375 feet, depending on ocean and ocean floor conditions. A jackup rig is a mobile, self-elevating drilling platform equipped with legs that are lowered to the ocean floor until a foundation is established for support and then the hull is raised out of the water into position to conduct drilling and workover operations. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter deck, and other operating equipment. The cantilever feature allows the drilling platform to be extended out from the hull, permitting the rig to perform drilling and workover operations over pre-existing platforms and structures.

        Drillship.    The drillship is a dynamically positioned ultra deepwater drillship with a drilling depth of approximately 30,000 feet and may operate in water up to a depth of 12,000 feet.

Drilling Contracts

        The offshore contract drilling industry is highly competitive with contracts traditionally awarded on a competitive bid basis. The rigs' technical capabilities, availability, age and pricing are often the primary factors in determining which qualified contractor is awarded a job. Other key factors include a contractor's reputation for service, safety record, environmental record, technical and engineering support and long-term relationships with national and international oil companies.

        Oil and natural gas well drilling contracts are carried out on a dayrate, footage or turnkey basis. Under dayrate contracts, we charge the customer a fixed amount per day regardless of the number of days needed to drill the well. In addition, dayrate contracts usually provide for a reduced dayrate (or lump sum amount) for mobilizing the rig to the well location or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather conditions or other conditions beyond our control. A dayrate drilling contract generally covers either the drilling of a single well or group of wells or has a stated term. These contracts may generally be terminated by the customer in the event the drilling unit is damaged, destroyed or lost or if drilling operations are suspended for an extended period of time as a result of a breakdown of equipment or, in some cases, due to other events beyond the control of either party. In addition, drilling contracts with certain customers may be cancelable, without cause, upon little or no prior notice and without penalty or early termination payments. In some instances, the dayrate contract term may be extended by the customer exercising options for the drilling of additional wells or for an additional length of time at fixed or mutually agreed terms, including dayrates.

        We anticipate that we will contract our services on a dayrate basis. However, market conditions may require us to enter into other contracts that provide for payment on a footage basis, whereby we are paid a fixed amount for each foot drilled regardless of the time required or the problems encountered in drilling the well, or enter into turnkey contracts, whereby we agree to drill a well to a specific depth for a fixed price and to bear some of the well equipment costs. Compared with dayrate contracts, footage and turnkey contracts involve a higher degree of risk to us.

        A customer is more likely to seek to cancel or renegotiate its contract during periods of depressed market conditions. We could be required to pay penalties if our contracts with our customers are canceled due to downtime or operational problems. Suspension of drilling contracts results in the reduction in or loss of dayrates for the period of the suspension. If our customers cancel some of our significant contracts and we are unable to secure new contracts on substantially similar terms, or if contracts are suspended for an extended period of time, it could adversely affect our consolidated financial statements.

Competition

        The contract drilling industry is highly competitive. Demand for contract drilling and related services is influenced by a number of factors, including the current and expected prices of oil and natural gas and the expenditures of oil and natural gas companies for exploration and development of oil and natural gas. In addition, demand for drilling services remains dependent on a variety of political and economic factors beyond our control, including worldwide demand for oil and natural gas, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and natural gas reserves.

        Drilling contracts are generally awarded on a competitive bid or negotiated basis. Pricing is often the primary factor in determining which qualified contractor is awarded a job. Rig availability, capabilities, age and each contractor's safety performance record and reputation for quality also can be key factors in the determination. Operators also may consider crew experience, rig location and efficiency. We believe that the market for drilling contracts will continue to be highly competitive for the foreseeable future. Certain competitors may have greater financial resources than we do, which may better enable them to withstand periods of low utilization, compete more effectively on the basis of price, build new rigs or acquire existing rigs.

        Our competition ranges from large international companies offering a wide range of drilling and other oilfield services to smaller, locally owned companies. Competition for offshore rigs is usually on a global basis, as these rigs are highly mobile and may be moved, at a cost that is sometimes substantial, from one region to another in response to demand.

Insurance

        The contract drilling industry is subject to hazards inherent in the drilling of oil and natural gas wells, including blowouts and well fires, which could cause personal injury, suspend drilling operations, or seriously damage or destroy the equipment involved. Offshore drilling operations are also subject to hazards particular to marine operations including capsizing, grounding, collision and loss or damage from severe weather. We anticipate obtaining insurance policies covering certain exposures, including physical damage to our drilling rigs and personal injury claims by our drilling crews, loss of hire insurance, insurance for cargo, control of well, auto liability, non-owned aviation and similar potential liabilities. We cannot make any assurances that such insurance will be available or available on terms acceptable to us.

Environmental and Other Regulatory Matters

        Contract drilling operations include activities that are subject to numerous international, federal, state and local laws and regulations, including the U.S. Oil Pollution Act of 1990, the U.S. Outer Continental Shelf Lands Act, the Comprehensive Environmental Response, Compensation and Liability Act and the International Convention for the Prevention of Pollution from Ships, governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly compliance could adversely affect our consolidated financial statements.

Business Outlook

        Expectations about future oil and natural gas prices have historically been a key driver for drilling demand; however, the availability of quality drilling prospects, exploration success, availability of qualified rigs and operating personnel, relative production costs, availability and lead time requirements for drilling and production equipment, the stage of reservoir development and political and regulatory environments also affect our customers' drilling programs. We expect global demand for offshore contract drilling services to remain strong, driven by increasing worldwide demand for oil and natural gas, an increased focus by oil and natural gas companies on offshore prospects and increased global participation by national oil companies.

        Worldwide demand for jackups in recent years has exceeded supply which has resulted in record dayrates and near full utilization of the worldwide jackup fleet. During 2007, dayrates remained firm at historically high levels which we believe will continue through 2008. We believe that there are approximately 70 jackups being developed or currently under construction for delivery through the end of 2010, which includes the jackups being acquired by the Company. While it is not possible to assure future dayrates for jackups, we anticipate that current demand for jackups will keep dayrates stable for the next couple of years, although we may see more divergence in the dayrates for older jackup rigs versus newbuild jackup rigs as contractors owning older rigs may reduce rates for their rigs in order to get longer term contracts. This is due to the newbuild jackups, including those delivered in recent years and the jackups currently under construction, offering enhanced drilling capabilities when compared to the older less sophisticated jackups that allow the rigs to drill faster and safer, achieve greater drilling depths, operate in deeper water, and perform more challenging drilling operations required by customers. We believe that these enhanced drilling capabilities will allow the newbuild rigs to sustain the current market dayrates while the older rigs achieve moderately reduced rates.

        The market for deepwater (> 4,000 ft.) and ultra-deepwater (>7,500 ft.) has been very strong in recent years and continues to experience increasing dayrates in 2008 as demand for deepwater and ultra-deepwater rigs has exceeded supply. We believe that customer requirements for deepwater drilling capacity will continue to expand as a result of recent successes in exploratory drilling and the need for rigs to complete and maintain existing deepwater offshore developments. We believe that higher prices for oil will continue to encourage the development of new projects by exploration and production companies on a number of major deepwater discoveries beyond 2010. We believe there are approximately 70 deepwater and ultra-deepwater rigs (including both drillships and semisubmersibles) being developed or currently under construction for delivery through the end of 2011 which will add to the worldwide supply. However, we believe that this market will continue to be under supplied as these newbuilds enter the market and drillships, such as the ultra-deepwater drillship on which we hold an option to acquire, will continue to experience increasing dayrates and near full utilization.

        We anticipate that personnel costs will continue to trend higher, especially for the higher specification equipment, due to the increased level of activity in the drilling industry escalating the competition for skilled labor. Lead times and costs for certain critical equipment components essential to the operation of rigs are anticipated to increase due to limitations in manufacturing capacity. We expect that with the current dayrate environment, we will be able to absorb these costs and maintain favorable margins.

Results of Operations

        The Company has little operating history. Our entire activity since inception has been to prepare for our fundraising through an offering of our equity securities and, subsequently, to complete a business combination. We will not generate any operating income until the completion of a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction, joint venture or other similar business combination. We have generated non-operating income in the form of interest income on the cash held in our trust account.

        For the year ended December 31, 2007 and for the period from inception (September 8, 2006) to December 31, 2006, we had net income of approximately $4.5 million and $0, respectively. The increase is primarily due to generating $7.7 of interest income on the proceeds of our May 2007 initial public offering, less general and administrative expenses of $947,000 and income taxes of $2.3 million in 2007 as compared to the Company having no operations in the prior year. The general and administrative expenses have consisted primarily of establishing a corporate office and expenses incurred to evaluate business combinations.

        During the period since inception (September 8, 2006) to December 31, 2007, the Company generated net income of approximately $4.5 million consisting of approximately $7.7 million of interest income less general and administrative expenses of $947,000 and income taxes of $2.3 million.

Liquidity and Capital Resources

        As of December 31, 2007, the Company had approximately $1.3 million of cash available for general corporate purposes and $273.1 million of cash held in trust. The cash and cash held in trust were generated by the proceeds from our initial public offer of approximately $264.2 million, the proceeds of our private placement of $6.0 million and $7.7 million of interest earned on the funds less $947,000 of administrative expenses and $2.3 million of cash paid for taxes.

        The Company placed $270.0 million of the net proceeds from the initial public offering of our units and sale of founder securities in trust and the remaining $250,000 was held outside of the trust available to fund our operating expenses. The Company then transferred $2.3 million of funds from the interest earned on the funds held in trust to the Company's general corporate account to be used for general corporate purposes.

        Use of Funds Available for General Corporate Purposes.    We are currently incurring operating expenses for administration, investor relations and for building the Company's management information systems, treasury functions, and accounting functions which we believe are critical to successfully deploying the Jackup Rigs once the construction has been completed. If we do not receive a stockholder vote in favor of the proposed Acquisition pursuant to the Purchase Agreement, or if such stockholder vote is delayed, and the funds from trust are not released to the Company for general corporate purposes, we will not have sufficient funds to continue these efforts through the date that our corporate existence terminates, May 24, 2009, and therefore we will need to suspend such efforts and limit our activities to searching for other potential business combinations in order to allow us to operate until May 24, 2009.

        VIPCo is currently incurring operating expenses for developing operational systems, developing the international human resource function, developing training and safety programs, marketing the Jackup Rigs and providing technical assistance to the shipyard construction. These efforts are critical to successfully contracting and deploying the Jackup Rigs as the construction is completed. VIPCo is funding these efforts by invoicing the Company and OGIL based on the pro-rata allocations of the benefits provided. If we complete the proposed Acquisition pursuant to the Purchase Agreement, invoices paid by OGIL will be included in Closing Adjustments and reimbursed to the stockholder of OGIL out of funds currently held in trust.

        Use of Funds Held in Trust.    Under the terms of the Company's initial public offering of stock, in order for the funds held in trust to be released to the Company for general corporate purposes, the Company must complete a Qualifying Business Combination. Management believes that the total consideration paid for OGIL of $331.0 million represents the fair value of the assets acquired and exceeds the 80% threshold of the funds held in trust of $273.1 million, less deferred underwriters' fees of $8.3 million. Accordingly, if the Acquisition pursuant to the Purchase Agreement receives a favorable stockholder vote, we anticipate that the funds held in trust will be released to the Company for general corporate purposes upon the closing of the Acquisition.

        We intend to use the approximately $273.1 million of funds held in trust at December 31, 2007 to (i) fund the $56.0 million non-equity portion of the total consideration to be paid for the shares of OGIL, as adjusted pursuant to the Closing Adjustments, if any, (ii) pay income taxes, (iii) upon the completion of the Acquisition pursuant to the Purchase Agreement, pay the deferred underwriting fee of $8.3 million, (iv) make scheduled shipyard payments for the construction of the Jackup Rigs (to the extent not funded from the Debt Facility) and (v) fund ongoing operations.

        The Drillship Option price is $660.0 million subject to mutually agreed upon specification changes. Upon exercise of the Drillship Option, $8.0 million of the consideration paid at closing of the Purchase Agreement shall be applied to the Drillship Option price, with thirty percent (30%) of the balance being paid upon exercise and seventy percent (70%) paid upon delivery and acceptance of the drillship. We intend to enter into an operating agreement for the drillship prior to exercising the Drillship Option and obtain bank financing to fund the drillship acquisition. However, we may exercise the Drillship Option prior to obtaining either an operating contract or bank financing. As a result, we may pay a portion or all of the initial payment due upon exercise of the Drillship Option with the funds held in trust.

        Liquidation in the Event We Do Not Complete a Qualifying Business Combination.    If we are unable to consummate a business combination by May 24, 2009, we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount may be less than the initial per unit offering price because of the underwriting commissions and expenses related to our offering, the cost of our dissolution and distribution, and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the offering proceeds held in the trust could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims have not been paid by us. Furthermore, our warrants will expire worthless if we liquidate.

        Officer and Director Notes.    Our officers and directors made advances totaling $125,000 and $150,000 in 2006 and 2007, respectively, to the Company, on a non-interest bearing basis, for payment of offering expenses. These advances were repaid from the proceeds of the initial public offering.

        Contingent Obligations.    In connection with our initial public offering, Deutsche Bank Securities Inc. has agreed to defer payment of the remaining three percent (3%) of the gross proceeds from our IPO ($8.3 million) until completion of a Qualifying Acquisition. Until a Qualifying Acquisition is complete, these funds will remain in trust. If the Company does not complete a Business Combination then the 3% deferred fee will become part of the funds returned to the Company's public stockholders from trust upon our liquidation.

        The Company, along with Vantage Drilling and OGIL, entered into a commitment letter providing for a breakup fee of $1.1 million if the Loan Parties decide not to pursue the Debt Facility as a result of the Company's failure to obtain stockholder approval for the Acquisition and $2.2 million if the Loan Parties decide not to complete the debt facility for any other reason or fail to complete the Debt Facility by May 28, 2008. If the Company does not obtain stockholder approval for the Purchase Agreement and does not complete its Acquisition pursuant to the Purchase Agreement, OGIL and Vantage Drilling may still proceed with the Debt Facility and the Company would have no further obligation related to the commitment letter, except for potential claims against the Company for the fees described above.

        Other than contractual obligations incurred in the ordinary course of business, we do not have any other long-term contractual obligations.

Off-Balance Sheet Arrangements, Commitments, Guarantees and Contractual Obligations

        Contemporaneously with the consummation of our initial public offering, we issued to the underwriters, in exchange for consideration of $100, an option to purchase up to an aggregate of 1,250,000 units at $9.60 per unit. The units issuable upon exercise of this option are identical to the other units outstanding except that the warrants included in the option have an exercise price of $7.20 per share (120% of the exercise price of the warrants included in the units sold in the Company's IPO).

        In connection with our initial public offering, Deutsche Bank Securities Inc. agreed to defer payment of the remaining three percent (3%) of the gross proceeds (approximately $8.3 million) until completion of a business combination. Until a business combination is complete, these funds will remain in the trust account. If the Company does not complete a business combination by May 24, 2009, then the 3% deferred fee will become part of the funds returned to the Company's public stockholders from the trust account upon our liquidation.

        We are obligated, commencing on April 9, 2007 and for 38 months thereafter to pay a monthly fee of approximately $8,000 for office space in the Houston metropolitan area. The landlord for the lease is Gateway Ridgecrest, Inc. As part of the negotiation, the landlord required a 38 month lease term if we were to secure the lease for the space. In the event that a business combination is not approved and we are liquidated, Paul Bragg has agreed to assume personally the responsibility for the balance of the lease payments for the twelve months remaining after May 24, 2009.

Critical Accounting Policies and Accounting Estimates

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have determined that we currently are not subject to any critical accounting policies.

New Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"). This standard establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also establishes principles and requirements for how an acquirer recognizes and measures the goodwill acquired in a business combination and it establishes disclosure requirements to facilitate an evaluation of the nature and financial effects of a business combination. SFAS 141(R) is effective for business combinations which occur during the first annual reporting period beginning on or after December 15, 2008. We expect the effect of adoption of this statement will be limited to any future acquisitions anticipated to close subsequent to December 31, 2008.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). This standard amends Accounting Research Bulletin 51, "Consolidated Financial Statements", to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest should be reported as equity in the consolidated financial statements. SFAS 160 also requires net income attributable to both the parent and the noncontrolling interest to be disclosed separately on the face of the consolidated statement of income. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect this statement to have a material effect on our consolidated financial position, operating results or cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 gives entities the option to voluntarily choose, at certain election dates, to measure many financial assets and liabilities at fair value. Elections are made on an instrument by instrument basis and are irrevocable once made. Subsequent changes to the fair value of any instrument for which an election is made are reflected through earnings. The Company does not expect SFAS 159 to have a significant impact on its financial position, results of operations or cash flows.

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

        Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2007 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

        This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.    Other Information

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Our current directors and executive officers are as follows:

Name	Age	Position
Paul A. Bragg	51	Chairman of the Board and Chief Executive Officer
Douglas G. Smith	39	Chief Financial Officer and Treasurer
Douglas Halkett	47	Chief Operating Officer
Christopher G. DeClaire	48	Vice President, Secretary and Director
Jorge E. Estrada M.	60	Director
Marcelo D. Guiscardo	55	Director
John C.G. O'Leary	52	Director
John Russell	68	Director

        Paul A. Bragg has served as our Chairman of the Board of Directors and Chief Executive Officer since our inception. Mr. Bragg has over 31 years of direct industry experience. Prior to joining the Company, Mr. Bragg was affiliated with Pride International, Inc., one of the world's largest international drilling and oilfield services companies. From 1999 through 2005, Mr. Bragg served as the Chief Executive Officer of Pride International, Inc. From 1997 through 1999, Mr. Bragg served as its Chief Operating Officer, and from 1993 through 1997, Mr. Bragg served as its Vice President and Chief Financial Officer. Mr. Bragg graduated from the University of Texas at Austin in 1977 with a B.B.A. in Accounting.

        Douglas G. Smith has served as our Chief Financial Officer and Treasurer since November 2, 2007. Prior to joining Vantage Energy Services, Mr. Smith, served Pride International, Inc. as Vice-president- Financial Projects from January 2007 to June 2007, as Vice-president, Controller and Chief Accounting Officer from May 2004 to December 2006, and Director of Budget and Strategic Planning from March 2003 to May 2004. From 2001 to 2003, Mr. Smith worked as an independent business consultant providing advisory services to a private equity group and start-up companies. From 2000 to 2001, Mr. Smith serviced as Vice-president of Finance and Accounting for COMSYS Information Technology Services, Inc. Mr. Smith is a certified public accountant and has a Bachelors of Business Administration and a Masters of Professional Accounting degree from the University of Texas.

        Douglas Halkett has served as our Chief Operating Officer since January 15, 2008. Prior to joining Vantage, Mr. Halkett, 47, served Transocean Inc. as Division Manager in Northern Europe (UK & Norway) from January 2003 to November 2007, as an Operations Manager in the Gulf of Mexico from February 2001 to December 2003, and in positions as Operations Manager and Regional Operations Manager in the UK from July 1996 to January 2001. Prior to joining Transocean, Mr. Halkett worked for Forasol-Foramer in various operational and business roles from January 1988 to June 1996, and was assigned in Paris and various locations in the Far East. Mr. Halkett started his career with Shell International in Holland and Brunei in 1982 and joined Mobil North Sea Ltd in 1985. Mr. Halkett earned a First Class Honours Degree in Mechanical Engineering from Heriot Watt University (Edinburgh) in 1981 and attended the Programme For Management Development at Harvard Business School in 2003.

        Christopher G. DeClaire has served as our Vice-President, Secretary and a Director since our inception and served as our Chief Financial Officer and Treasurer from our inception until November 2, 2007. Mr. DeClaire has over 28 years of experience. Mr. DeClaire is the President of DeClaire Interests, Inc., a private investment and consulting firm that he formed in 2002. From 1999 through December 2002, Mr. DeClaire was a principal and managing director of Odyssey Capital, LLC, an investment banking and private equity firm. From 1994 through 1998, Mr. DeClaire served as the

Chief Executive Officer of Skillmaster, Inc., a temporary staffing company. Mr. DeClaire graduated from Michigan State University in 1982 with a bachelor's degree in pre-law with a minor in accounting.

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

        Marcelo D. Guiscardo has served as a Director since our inception. Mr. Guiscardo has 33 years of direct industry experience. He served as president of Pioneer Natural Resources, Inc.'s Argentine subsidiary from January 2005 until May 2006. From March 2000 until January 2005, he was Vice President, E&P Services for Pride International, Inc. From September 1999 until joining Pride International, Inc., he was President of GDM Business Development, a private company providing consulting services to the energy industry. From November 1993 until September 1999, Mr. Guiscardo held two executive officer positions with and was a Director of YPF Sociedad Anonima (now part of Repsol YPF S.A.), an international integrated energy company. Mr. Guiscardo was YPF's Vice President of Business Development in 1998 and 1999. Prior to that, he was YPF's Vice President of Exploration and Production. From 1979 to 1993 he filled a variety of positions for Exxon Company USA and Exxon International (now ExxonMobil) that culminated in having E&P responsibilities over the Middle East (Abu Dhabi, Egypt, Saudi Arabia and Yemen), France, Thailand and Cote d'Ivoir. Mr. Guiscardo graduated in May 1979 with a B.S. in Civil Engineering from Rutgers College of Engineering.

        John C.G. O'Leary has served as a Director since our inception. Mr. O'Leary has over 31 years of direct industry experience. Mr. O'Leary is a member of the boards of directors of Technip, Huisman-Itrec and Atlantic Oilfield Services. Mr. O'Leary is the CEO of Strand Energy, an independent consultancy firm with head office in Dubai, UAE, providing advisory and brokerage services to clients in the upstream energy industry. Prior to forming Strand Energy and from 2004 to 2006, Mr. O'Leary was a partner of Pareto Offshore ASA, a consultancy firm based in Oslo, Norway, providing consultancy and brokerage services to customers in the upstream energy industry. Prior to commencing with Pareto Offshore in November 2004, Mr. O'Leary was President of Pride International, Inc. He joined Pride International, Inc. in 1997 as Vice President of Worldwide Marketing. Mr. O'Leary received an Honors B.E. in civil engineering from University College, Cork, Ireland in 1977. He holds two post-graduates degrees, one in finance from Trinity College, Dublin and one in petroleum engineering from the French Petroleum Institute in Paris.

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

        Our board of directors has six directors and is divided into two classes with one class of directors being elected each year and each class serving a two-year term. The term of office of the first class of directors, consisting of Paul Bragg, Jorge Estrada and John Russell, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Chris DeClaire, Marcelo Guiscardo and John O'Leary will expire at the second annual meeting.

        In January 2008, the Company and OGIL entered into the Service Agreement with VIPCo pursuant to which VIPCo will provide operating, marketing and other services as requested. Douglas Halkett will provide operating services to the Company and to OGIL pursuant to the Services Agreement. VIPCo will invoice the Company and OGIL based on an estimated pro-rata allocation of the benefits provided. The payments made by OGIL pursuant to the Services Agreement subsequent to December 31, 2007 will be included in the Closing Adjustments. In January 2008, OGIL advanced $500,000 to VIPCo to be applied against future invoices.

Compliance with Section 16(a)

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.

        To our knowledge, based solely upon our review of the copies of such reports furnished to us, we believe that all of our directors, officers and greater than 10% stockholders have complied with the applicable Section 16(a) reporting requirements in a timely fashion.

Board of Directors and Committees of the Board

        Our board of directors had four meetings during the period from our inception on September 8, 2006 to December 31, 2007 and acted by unanimous written consent ten times. Our audit committee had two meetings during the period from our inception on September 8, 2006 to December 31, 2007. Each member of the board participated in all Board and applicable committee meetings held during the period for which he was a director except for Messrs. Russell and Estrada, each of whom missed one board meeting.

Audit Committee

        Our audit committee of the board of directors consists of Messrs. Estrada, Guiscardo, O'Leary and Russell. Mr. O'Leary serves as the chairman of our audit committee. The audit committee's duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Financial Experts on Audit Committee

        The audit committee will at all times be composed exclusively of "independent directors" who are "financially literate," meaning they are able to read and understand fundamental financial statements, including a company's balance sheet, income statement and cash flow statement.

        In addition, the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual's financial sophistication. The board of directors has determined that Mr. O'Leary satisfies the definition of financial sophistication and also qualifies as an "audit committee financial expert," as defined under the SEC's rules and regulations.

Audit Committee Report

        We have reviewed and discussed with management the Company's audited financial statements as of and for the period from our inception on September 8, 2006 to December 31, 2007.

        We have discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants.

        We have received and reviewed the written disclosures and the letter from the independent auditors required by Independence Standard No. 1, Independence Discussions with Audit Committees, as amended, by the Independence Standards Board, and have discussed with the auditors the auditors' independence.

        Based on the reviews and discussions referred to above, we have recommended to the Board of Directors that the financial statements referred to above be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Mr. John C.G. O'Leary (Chairman)
Mr. Jorge E. Estrada
Mr. Marcelo D. Guiscardo
Mr. John Russell

Nominating Committee

        Our nominating committee of the board of directors consists of Messrs. Estrada, Guiscardo, O'Leary and Russell, each of whom is an independent director as defined by the rules of the American Stock Exchange and the SEC. Mr. Estrada serves as the chairman of our nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

        The guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business endeavors, be willing to devote significant time to the oversight duties of the board of directors of a public company, and be able to promote a diversity of views based on the person's education, experience and professional employment. The nominating committee evaluates each individual in the context of the board as a whole, with the objective of recommending a group of persons that can best implement our business plan, perpetuate our business and represent stockholder interests. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Code of Conduct and Ethics

        We have adopted a code of ethics that applies to our officers, directors and employees in accordance with applicable federal securities laws and the rules of the American Stock Exchange. We have filed copies of our code of ethics and committee charters as exhibits to the Registration Statement which we filed on May 7, 2007. These documents may be reviewed by accessing our public filings at the

SEC's web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Conflicts of Interest

        Investors should be aware of the following potential conflicts of interest:

        None of our officers or directors is required to commit his full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.

        In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicting fiduciary duties in determining to which entity a particular business opportunity should be presented. For a complete description of our management's other affiliations refer to Item 1A-Risk Factors and the Company's IPO prospectus. Accordingly, such officers and directors may become subject to conflicts of interest regarding us and other business ventures in which they may be involved, which conflicts may have an adverse effect on our ability to consummate a business combination.

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

        If we were to make a deposit, down payment or fund a "no shop" provision in connection with a potential business combination, we may have insufficient funds available outside of the trust to pay for due diligence, legal, accounting and other expenses attendant to completing a business combination. In such event, our initial stockholders may have to incur such expenses in order to proceed with the proposed business combination. As part of any such combination, such initial stockholders may negotiate the repayment of some or all of any such expenses, without interest or other compensation, which if not agreed to by the target business's management, could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest.

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

  •
  the opportunity is within the corporation's line of business; and

  •
  it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

        In connection with the stockholder vote required to approve any business combination, all of our initial stockholders have agreed to vote the shares of common stock owned by them prior to the initial public offering in the same manner as a majority of the public stockholders who vote at the special or annual meeting called for the purpose of approving a business combination. Our initial stockholders have also agreed that if they acquire shares of common stock in or following the initial public offering, they will vote such acquired shares in favor of a business combination. Accordingly, any shares of common stock acquired by initial stockholders in the open market will not have the same right to vote as public stockholders with respect to a potential business combination (since they are required to vote in favor of a business combination). Additionally, our initial stockholders will not have conversion rights with respect to shares acquired during or subsequent to the initial public offering (since they may not vote against a business combination), except upon our liquidation. In addition, with respect to shares of common stock owned by them prior to the initial public offering, they have agreed to waive their respective rights to participate in any liquidation, including the liquidation of our trust account as part of our dissolution, occurring upon our failure to consummate a business combination before May 24, 2009, but only with respect to those shares of common stock acquired by them prior to the initial public offering and not with respect to any shares acquired in our initial public offering or the open market.

        To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity that is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view. Such opinion will be included in our proxy solicitation materials and furnished to stockholders in connection with their vote on such a business combination.

ITEM 11.    EXECUTIVE COMPENSATION

        No compensation of any kind, including finder's and consulting fees, will be paid by us to any of our founding officers, directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, we will reimburse such persons for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, although they will not be reimbursed for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount not held in the trust account unless the business combination is consummated. As of December 31, 2007, an aggregate of $177,518 has been reimbursed to them for such expenses.

        Following an initial business combination and to the extent our current executive officers continue to be involved in management of our business, they will be entitled to receive such compensation as our Compensation Committee may approve. Upon consummation of the Acquisition, non-employee directors of Vantage will receive varying levels of compensation for their services as directors based on their eligibility as members of Vantage's audit and compensation committees. Vantage anticipates determining director compensation in accordance with industry practice and standards.

        Currently there are three officers providing services on behalf of the Company and receiving compensation for such services: Douglas Smith in the capacity as Chief Financial Officer; Douglas Halkett in his capacity as Chief Operating Officer; and Michael Derbyshire in his capacity as Vice-President, Marketing.

        Mr. Halkett's compensation arrangements call for an annual base salary of $400,000, an annual bonus with a target level of 80% of his annual base salary and a maximum level of 160% of his annual base salary, and a sign-on cash bonus of $25,000 plus an equity award. Mr. Halkett will be eligible for equity grants under the Company's 2007 Long Term Incentive Compensation Plan, once such plan is approved by stockholders. The actual amount and value of equity awards granted to Mr. Halkett will be determined by the Board of Directors as and when the Board of Directors approves equity awards, although the Board of Directors currently anticipates granting to Mr. Halkett equity awards that will be valued in the range of $1,000,000 to $1,250,000 upon sign-on and per annum. Currently, no equity awards have been granted. In addition, Mr. Halkett will be eligible for other benefits consistent with those to be received by other executives.

        Mr. Smith's and Mr. Derbyshire's compensation arrangements call for an annual base salary of $275,000, an annual bonus with a target level of 70% of their respective annual base salary and a maximum level of 140% of annual base salary, and a sign-on bonus of $20,000 cash plus an equity award. Mr. Smith and Mr. Derbyshire will be eligible for equity grants under the Company's 2007 Long Term Incentive Compensation Plan, once such plan is approved by stockholders. The actual amount and value of equity awards granted to Mr. Smith and Mr. Derbyshire will be determined by the Board of Directors as and when the Board of Directors approves equity awards, although the Board of Directors currently anticipates granting to Mr. Smith and Mr. Derbyshire equity awards that will be valued in the range of $500,000 to $750,000 upon sign-on and per annum. Currently, no equity awards have been granted. In addition, Mr. Smith and Mr. Derbyshire will be eligible for other benefits consistent with those to be received by other executives.

Compensation Committee

        The compensation committee consists of Marcelo Guiscardo as chairman, Jorge Estrada, John O'Leary and John Russell, each of whom is an independent director under the American Stock Exchange listing standards.

        No executive officer of the Company has served on the compensation committee of any other entity, nor has any executive officer of the Company served as a director of another entity, whose executive officer has also served on the Company's compensation committee.

Compensation Discussion and Analysis

        As described above, none of our founding executive officers or directors will be entitled to receive compensation prior to such time, if any, that a business combination is effectuated. Accordingly, we have not made any specific disclosures in this Item 11 in respect of such executive compensation. Currently there are three officers providing services on behalf of the Company and receiving compensation for such services, and the terms of such compensation are disclosed above.

        Overall, the Company will seek to provide total compensation packages that are competitive in terms of potential value to its executives, and which are tailored to the unique characteristics and needs of the Company within its industry in order to create an executive compensation program that will adequately reward its executives for their roles in creating value for the Company stockholders. The Company intends to be competitive with other similarly situated companies in its industry following completion of the Acquisition. The compensation decisions regarding the Company's executives will be based on the Company's need to attract individuals with the skills necessary for the Company to achieve its business plan, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above the Company's expectations.

        It is anticipated that the Company's executives' compensation will have three primary components—salary, cash incentive bonus and stock-based awards. The Company will view the three components of executive compensation as related but distinct. Although the Company's compensation committee will review total compensation, the Company does not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. The Company anticipates determining the appropriate level for each compensation component based in part, but not exclusively, on its view of internal equity and consistency, individual performance and other information deemed relevant and timely. Since the Company's compensation committee will not be formed until consummation of the Acquisition, the Company has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation.

        In addition to the guidance provided by its compensation committee, the Company may utilize the services of third parties from time to time in connection with the hiring and compensation awarded to executive employees. This could include subscriptions to executive compensation surveys and other databases.

        The Company's compensation committee will be charged with performing an annual review of the Company's executive officers' cash compensation and equity holdings to determine whether they provide adequate incentives and motivation to executive officers and whether they adequately compensate the executive officers relative to comparable officers in other companies.

Benchmarking of Cash and Equity Compensation

        The Company believes it is important when making compensation-related decisions to be informed as to current practices of similarly situated publicly held companies in the offshore contract drilling industry. The Company expects that the compensation committee will stay apprised of the cash and equity compensation practices of publicly held companies in the offshore contract drilling industry through the review of such companies' public reports and through other resources. It is expected that any companies chosen for inclusion in any benchmarking group would have business characteristics comparable to the Company, including revenues, financial growth metrics, stage of development, employee headcount and market capitalization. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of the Company post-acquisition business and objectives that may be unique to the Company, the Company generally believes that gathering this information will be an important part of its compensation-related decision-making process.

Compensation Components

        Base Salary    Generally, the Company, working with the compensation committee, anticipates setting executive base salaries at levels comparable with those of executives in similar positions and with similar responsibilities at comparable companies. The Company will seek to maintain base salary amounts at or near the industry norms while avoiding paying amounts in excess of what the Company believes is necessary to motivate executives to meet corporate goals. It is anticipated base salaries will generally be reviewed annually, subject to terms of employment agreements, and that the compensation committee and board will seek to adjust base salary amounts to realign such salaries with industry norms after taking into account individual responsibilities, performance and experience.

        Annual Bonuses    The Company intends to design and utilize cash incentive bonuses for executives to focus them on achieving key operational and financial objectives within a yearly time horizon. Near the beginning of each year, the board, upon the recommendation of the compensation committee and subject to any applicable employment agreements, will determine performance parameters for appropriate executives. At the end of each year, the board and compensation committee will determine the level of achievement for each corporate goal.

        The Company will structure cash incentive bonus compensation so that it is taxable to its employees at the time it becomes available to them. At this time, it is not anticipated that any executive officer's annual cash compensation will exceed $1 million, and the Company has accordingly not made any plans to qualify for any compensation deductions under Section 162(m) of the Internal Revenue Code.

        Equity Awards    The Company also will use stock options and other stock-based awards to reward long-term performance. The Company believes that providing a meaningful portion of its executives' total compensation package in stock options and other stock-based awards will align the incentives of its executives with the interests of the Company's shareholders and with the Company's long-term success. The compensation committee and board will develop their equity award determinations based on their judgments as to whether the complete compensation packages provided to the Company's executives, including prior equity awards, are sufficient to retain, motivate and adequately award the executives.

        Other Compensation.    The Company will establish and maintain various employee benefit plans, including medical, dental, life insurance and 401(k) plans. These plans will be available to all salaried employees and will not discriminate in favor of executive officers. The Company may extend other perquisites to its executives that are not available to our employees generally.

Compensation Committee Report

        We have reviewed and discussed with management the Company's Compensation Discussion and Analysis as of and for the period from our inception on September 8, 2006 to December 31, 2007.

        Based on the reviews and discussions referred to above, we have recommended to the Board of Directors that Compensation Discussion and Analysis referred to above be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Mr. Marcelo D. Guiscardo (Chairman)
Mr. Jorge E. Estrada
Mr. John C.G. O'Leary
Mr. John Russell

ITEM 12.    SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth information regarding the beneficial ownership of our common stock as of January 14, 2008, by:

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

BENEFICIAL OWNERSHIP OF SECURITIES

        The following table sets forth information as of January 14, 2008, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Vantage Energy Services' common stock by: (i) each person known by us to be the owner of more than 5% of our outstanding shares of Vantage Energy Services' common stock, (ii) each of our officers and directors, and (iii) all officers and directors as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Beneficial Owners(1)	Number of Shares(2)(3)	Percentage of Common Stock
Paul A. Bragg(4)	2,205,000	5.2%
Christopher G. DeClaire(5)	1,134,000	2.7%
Jorge E. Estrada M.(6)	1,134,000	2.7%
Marcelo D. Guiscardo(7)	1,134,000	2.7%
John C.G. O'Leary(8)	1,134,000	2.7%
John Russell(9)	1,134,000	2.7%
Sapling, LLC(10)	1,941,574	4.6%
Fir Tree Recovery Master Fund, LP(10)	433,426	1.0%
HBK Investments L.P.(11)	2,555,800	6.0%
Weiss Asset Management, LLC(12)	1,713,088	4.0%
Weiss Capital, LLC(12)	699,712	1.6%
All Directors and Additional Officers as a Group (6 persons)	7,875,000	18.4%

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

(5)
Christopher G. DeClaire is our Vice President, Secretary and a Director.

(6)
Jorge E. Estrada M. is a Director of the Company.

(7)
Marcelo D. Guiscardo is a Director of the Company.

(8)
John C.G. O'Leary is a Director of the Company.

(9)
John Russell is a Director of the Company.

(10)
Based on information contained in a Statement on Schedule 13G filed by Sapling LLC, a Delaware limited liability company ("Sapling") and by Fir Tree Recovery Master Fund, L.P., a Cayman Islands exempted limited partnership ("Fir Tree Recovery") on July 30, 2007. Sapling may direct the vote and disposition of the 1,941,574 shares of common stock, and Fir Tree Recovery may direct the vote and disposition of 433,426 shares of common stock. The address of Sapling LLC is 505 Fifth Avenue, 23rd Floor, New York, New York 10017 and the address of Fir Tree Recovery is c/o Admiral Administration Ltd., Admiral Financial Center, 5th Floor, 90 Fort Street, Box 32021 SMB, Grand Cayman, Cayman Islands. Fir Tree, Inc., a New York corporation, is the investment manager of Sapling and Fir Tree Recovery and as such possesses investment discretion over the portfolios of Sapling and Fir Tree Recovery.

(11)
Based on information contained in a Statement on Schedule 13G filed by HBK Investments L.P., a Delaware limited partnership ("HBK Investments"), by HBK Services LLC, a Delaware limited liability company ("HBK Services"), by HBK Partners II L.P., a Delaware limited partnership ("HBK Partners"), by HBK Management LLC, a Delaware limited liability company ("HBK Management"), and by HBK Master Fund L.P., a Cayman Islands limited partnership ("HBK Master Fund") on September 14, 2007. The above entities have the shared power to vote or to direct the disposition of 2,555,800 shares. The address of HBK Investments, HBK Services, HBK Partners and HBK Management is 300 Crescent Court, Suite 700, Dallas, Texas 75201 and the address of HBK Master Fund is c/o HBK Services, 300 Crescent Court, Suite 700, Dallas, Texas 75201. HBK Investments has delegated discretion to vote and dispose of the securities to HBK Services. HBK Services may, from time to time, delegate discretion to vote and dispose of certain of the securities to HBK New York LLC, a Delaware limited liability company, HBK Virginia LLC, a Delaware limited liability company, HBK Europe Management LLP, a limited liability partnership organized under the laws of the United Kingdom, and/or HBK Hong Kong Ltd., a corporation organized under the laws of Hong Kong (collectively, the "Subadvisors"). Each of HBK Services and the Subadvisors is under common control with HBK Investments.

(12)
Based on information contained in a Statement on Schedule 13G filed by Weiss Asset Management, LLC, a Delaware limited liability company ("Weiss Asset Management") and by Weiss Capital, LLC, a Delaware limited liability company ("Weiss Capital") on October 15, 2007. Weiss Asset Management may direct the vote and disposition of 1,713,088 shares of common stock, and Weiss Capital may direct the vote and disposition of 699,712 shares of common stock. The address of Weiss Asset Management and Weiss Capital is 29 Commonwealth Avenue, 10th Floor, Boston, Massachusetts 02116. Shares reported for Weiss Asset Management include shares beneficially owned by a private investment partnership of which Weiss Asset Management is the sole general partner. Shares reported for Weiss Capital include shares beneficially owned by a private investment corporation of which Weiss Capital is the sole investment manager. Shares reported for Andrew Weiss include shares beneficially owned by a private investment partnership of which Weiss Asset Management is the sole general partner and which may be deemed to be controlled by Dr. Weiss, who is the Managing Member of Weiss Asset Management, and also includes shares held by a private investment corporation which may be deemed to be controlled by Dr. Weiss, who is the managing member of Weiss Capital, the Investment Manager of such private investment corporation. Dr. Weiss disclaims beneficial ownership of the shares reported herein as beneficially owned by him except to the extent of his pecuniary interest therein.On May 30, 2007, our founding stockholders purchased in a private placement transaction a combined total of 375,000 units and 3,000,000 warrants from us at a price of $8.00 per unit and $1.00 per warrant.

  These units and warrants, which we collectively refer to as the Founding Securities, cannot be sold or transferred by the founding stockholders who initially purchase these securities from us until one year after the consummation of a business combination, except in certain limited circumstances. The $6,000,000 purchase price of the Founding Securities was added to the proceeds of the Company's IPO to be held in the trust account pending our completion of one or more business combinations. If we do not complete one or more business combinations that meet the criteria described in this Annual Report and the Company's IPO prospectus, then the $6,000,000 purchase price of the Founding Securities will become part of the liquidation amount distributed to our public stockholders from our trust account and the Founding Securities will become worthless.

        All of the shares of common stock outstanding prior to the effective date of the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission, including shares of common stock included in the Founding Securities, have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earlier of:

  •
  one year following the consummation of a business combination; and

  •
  the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target acquisition.

        During the escrow period, the holders of these shares of common stock will not be able to sell or transfer their securities except in certain limited circumstances (such as transfers to relatives and trusts for estate planning purposes, while remaining in escrow), but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our founding stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to May 30, 2007 or purchased in the private placement, including the common stock underlying the Founding Securities.

        Each of Messrs. Bragg, DeClaire, Estrada, Guiscardo, O'Leary and Russell will be deemed to be our "parents" and "promoters" as these terms are defined under the Federal securities laws.

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        On September 8, 2006, we issued 7,500,000 shares of our common stock to certain affiliates listed below for an aggregate amount of $25,000 in cash, at a purchase price of approximately $0.003 per share (as adjusted for the effect of the stock dividends).

        On May 30, 2007, our founding stockholders purchased in a private placement transaction pursuant to Regulation D under the Securities Act, a combined total of 375,000 units from us at a price of $8.00 per unit and 3,000,000 warrants from us at a price of $1.00 per warrant. These units and warrants, which we collectively refer to as the Founding Securities, may not be sold or transferred by the purchaser until the completion of our initial business combination. The $6,000,000 purchase price of the Founding Securities was added to the net proceeds of our initial public offering held in the trust account pending our completion of one or more business combinations. If we do not complete one or more business combinations that meet the criteria described in this Annual Report and the Company's IPO prospectus, then the $6,000,000 purchase price of the Founding Securities will become part of the liquidation amount distributed to our public stockholders from our trust account and the Founding Securities will become worthless.

        Immediately after the initial public offering and the private placement, our founding stockholders, collectively, beneficially owned 18.6% of the then issued and outstanding shares of our common stock. Because of this ownership block, these stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of a business combination.

        The holders of a majority of all of (i) the shares of common stock owned or held by the founding stockholders; and (ii) the shares of common stock issuable upon exercise of the founder warrants and the warrants underlying the Founding Securities will be entitled to make up to two demands that we register these securities pursuant to an agreement signed on May 24, 2007. Such holders may elect to exercise these registration rights at any time commencing on or after the date on which these securities are released from escrow. In addition, these stockholders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to the date on which these securities are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements. Assuming consummation of the Acquisition and the concurrent merger, the founding stockholders of the Company will receive registered securities of Vantage Drilling, although such securities will continue to be held in escrow.

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

        Our officers and directors advanced an aggregate of $275,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. The remaining balance of these advances was repaid in July 2007.

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

        Our founding stockholders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount held outside of the trust account unless the business combination is consummated and there are sufficient funds available for reimbursement after such consummation. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders' best interest.

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

        All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our disinterested "independent" directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested "independent" directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Director Independence

        Our board of directors has determined that Messrs. Estrada, Guiscardo, O'Leary and Russell are "independent directors" within the meaning of Rule 121(A) of the American Stock Exchange Company Guide and Rule 10A-3 promulgated under the Securities and Exchange Act of 1934, as amended.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following is a summary of the fees billed to the Company by UHY LLP for professional services rendered for the fiscal periods ended December 31, 2007 and 2006:

	2007	2006
Audit Fees	$108,568	$11,125
Audit Related Fees	80,672	—
Tax Fees	—	—
All Other Fees	—	—
Total	$189,240	$11,125

        Audit Fees.    Consists primarily of fees billed for professional services rendered by UHY LLP for the audit and quarterly reviews of the consolidated financial statements, consents, assistance with and review of documents filed with the Securities and Exchange Commission and accounting and financial reporting consultations and research work necessary to comply with generally accepted accounting standards.

        Audit-Related Fees.    There were no fees billed in the fiscal periods ended December 31, 2007 and December 31, 2006 for assurance and related services rendered by UHY LLP that are related to the performance of the audit or review of the Company's financial statements but not reportable as Audit Fees.

        Tax Fees.    There were no fees billed in the fiscal periods ended December 31, 2007 and December 31, 2006 for tax compliance, tax advice, and tax preparation rendered by UHY LLP.

        All Other Fees.    There were no fees billed for services rendered by UHY LLP not reportable as Audit Fees, Audit Related Fees or Tax Fees for either of the fiscal periods ended December 31, 2007 or December 31, 2006.

Pre-Approved Policies and Procedures

        All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by UHY LLP was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. Generally, services are pre-approved by the Audit Committee through its annual review of the engagement letter. Subsequently, as the need for additional services arise, detailed information regarding the specific audit, audit-related, tax and permissible non-audit services are submitted to the Audit Committee for its review and approval prior to the provision of such services. In the event that the Audit Committee cannot meet prior to the provision of such services, the Audit Committee has delegated to its Chair the authority to pre-approve such services. All such pre-approvals are then reported to the Audit Committee at its next regularly scheduled meeting.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
List of documents filed as part of this report

1.
Financial Statements.    The following Financial Statements and Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K.

  2.
  Financial Statement Schedules.    These schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

  3.
  Exhibits.    We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTAGE ENERGY SERVICES, INC.
By:	/s/ PAUL A. BRAGG Name: Paul A. Bragg Title: Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Act, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ PAUL A. BRAGG Paul A. Bragg	Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2008
/s/ DOUGLAS G. SMITH Douglas G. Smith	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2008
/s/ CHRISTOPHER G. DECLAIRE Christopher G. DeClaire	Vice President, Secretary, and Director	February 26, 2008
/s/ JORGE E. ESTRADA M. Jorge E. Estrada M.	Director	February 26, 2008
/s/ MARCELO D. GUISCARDO Marcelo D. Guiscardo	Director	February 26, 2008
/s/ JOHN C.G. O'LEARY John C.G. O'Leary	Director	February 26, 2008
/s/ JOHN RUSSELL John Russell	Director	February 26, 2008

Exhibit No.	Description
1.1	Form of Underwriting Agreement.(6)
3.1	Certificate of Incorporation.(1)
3.2	Form of Amended and Restated Certificate of Incorporation.(6)
3.3	By-laws.(1)
4.1	Specimen Unit Certificate.(5)
4.2	Specimen Common Stock Certificate.(5)
4.3	Specimen Warrant Certificate.(5)
4.4	Form of Unit Purchase Agreement to be granted to Deutsche Bank Securities Inc.(2)
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(5)
5.1	Opinion of Ellenoff Grossman & Schole LLP.(7)
10.1	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(5)
10.2	Form of Securities Escrow Agreement among the Registrant, Continental Stock Transfer & Trust Company, and the Founding Stockholders.(5)
10.3	Form of Registration Rights Agreement among the Registrant and the Founding Stockholders.(5)
10.4	Letter Agreement by Paul A. Bragg.(6)
10.5	Letter Agreement by Christopher G. DeClaire.(6)
10.6	Letter Agreement by Jorge E. Estrada M.(6)
10.7	Letter Agreement by Marcelo D. Guiscardo.(6)
10.8	Letter Agreement by John C.G. O'Leary.(6)
10.9	Letter Agreement by John Russell. (6)
10.10	Lease Agreement between the Registrant and Gateway Ridgecrest, Inc.(5)
10.11	Amended and Restated Subscription Agreement between the Registrant and the Founding Stockholders.(3)
10.12	Promissory Note, dated October 31, 2006, issued to Paul A. Bragg in the amount of $50,000.(3)
10.13	Promissory Note, dated October 31, 2006, issued to Paul A. Bragg in the amount of $21,000.(3)
10.14	Promissory Note, dated October 31, 2006, issued to Christopher G. DeClaire in the amount of $10,800.(3)
10.15	Promissory Note, dated October 31, 2006, issued to Jorge E. Estrada M. in the amount of $10,800.(3)
10.16	Promissory Note, dated October 31, 2006, issued to Marcelo D. Guiscardo in the amount of $10,800.(3)
10.17	Promissory Note, dated October 31, 2006, issued to John C.G. O'Leary in the amount of $10,800.(3)
10.18	Promissory Note, dated October 31, 2006, issued to John Russell in the amount of $10,800.(3)

10.19	Promissory Note, dated January 31, 2007, issued to Paul A. Bragg in the amount of $21,000.(3)
10.20	Promissory Note, dated January 31, 2007, issued to Christopher G. DeClaire in the amount of $10,800.(3)
10.21	Promissory Note, dated January 31, 2007, issued to Jorge E. Estrada M. in the amount of $10,800.(3)
10.22	Promissory Note, dated January 31, 2007, issued to Marcelo D. Guiscardo in the amount of $10,800.(3)
10.23	Promissory Note, dated January 31, 2007, issued to John C.G. O'Leary in the amount of $10,800.(3)
10.24	Promissory Note, dated January 31, 2007, issued to John Russell in the amount of $10,800.(3)
10.25	Employment, non-competition and confidentiality agreement between Paul A. Bragg and Pride International, Inc.(5)
10.26	Charter of the Audit Committee of the Board of Directors(5)
10.27	Charter of the Nominating Committee of the Board of Directors(5)
10.28	Promissory Note, dated March 26, 2007, issued to Paul A. Bragg in the amount of $21,000.(6)
10.29	Promissory Note, dated March 26, 2007, issued to Christopher G. DeClaire in the amount of $10,800.(6)
10.30	Promissory Note, dated March 26, 2007, issued to Jorge E. Estrada M. in the amount of $10,800.(6)
10.31	Promissory Note, dated March 26, 2007, issued to Marcelo D. Guiscardo in the amount of $10,800.(6)
10.32	Promissory Note, dated March 26, 2007, issued to John C.G. O'Leary in the amount of $10,800.(6)
10.33	Promissory Note, dated March 26, 2007, issued to John Russell in the amount of $10,800.(6)
14	Code of Business Conduct and Ethics(5)
31.1	Certification of CEO Pursuant to Section 302*
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302*
32.1	Certification of CEO Pursuant to Section 906*
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906*

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
Houston, Texas

        We have audited the accompanying balance sheets of Vantage Energy Services, Inc. (a corporation in the development stage) as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for the period from inception (September 8, 2006) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vantage Energy Services, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the period from inception (September 8, 2006) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

UHY LLP

Houston, Texas
February 22, 2008

VANTAGE ENERGY SERVICES, INC.

(A Corporation in the Development Stage)

BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,262,625	$33,790
Restricted cash held in trust account	273,109,051	—
Prepaid expenses and other assets	87,075	180,276

Total current assets	274,458,751	214,066
Deferred income taxes	311,607	—
Acquisition costs	756,771	—
Property and equipment, net of accumulated depreciation of $10,421 at December 31, 2007	111,651	—

TOTAL ASSETS	$275,638,780	$214,066

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$61,518	$—
Accrued liabilities	578,618	—
Deferred underwriters fee	8,280,000	—
Income taxes payable	310,171	—
Notes payable—stockholders	—	189,200

Total current liabilities	9,230,307	189,200

Common stock, subject to possible redemption, 10,346,550 shares at redemption value (Note 1)	79,286,965	—
Commitments and contingencies	—	—
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 82,750,000 and 60,000,000 shares authorized, 42,375,000 and 7,500,000 shares issued and outstanding (which includes 10,346,550 and zero shares subject to possible redemption) at December 31, 2007 and 2006, respectively	42,375	7,500
Additional paid-in-capital	185,159,318	17,500
Earnings (deficit) accumulated during the development stage	1,919,815	(134)

Total stockholders' equity	187,121,508	24,866

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$275,638,780	$214,066

The accompanying notes are an integral part of these financial statements.

VANTAGE ENERGY SERVICES, INC.

(A Corporation in the Development Stage)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2007	Period September 8, 2006 (inception) to December 31, 2006	Period September 8, 2006 (inception) to December 31, 2007
REVENUE	$—	$—	$—
GENERAL & ADMINISTRATIVE EXPENSES	946,989	134	947,123

LOSS FROM OPERATIONS	(946,989)	(134)	(947,123)
INTEREST INCOME	7,699,060	—	7,699,060

INCOME (LOSS) BEFORE INCOME TAXES	6,752,071	(134)	6,751,937
PROVISION FOR INCOME TAXES	2,298,564	—	2,298,564

NET INCOME (LOSS)	$4,453,507	$(134)	$4,453,373

Earnings Per Share:
Basic	$0.16	$—	$0.19
Diluted	$0.14	$—	$0.17

The accompanying notes are an integral part of these financial statements.

VANTAGE ENERGY SERVICES, INC.

(A Corporation in the Development Stage)

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (SEPTEMBER 8, 2006) TO DECEMBER 31, 2007

	Common Stock			Earnings (Deficit) Accumulated During the Development Stage
			Additional Paid-in Capital		Total Stockholders' Equity
	Shares	Amount
Balance, September 8, 2006	—	$—	$—	$—	$—
Issuance of common stock to initial stockholders	7,500,000	7,500	17,500	—	25,000
Net loss	—	—	—	(134)	(134)

Balance, December 31, 2006	7,500,000	7,500	17,500	(134)	24,866
Issuance of common stock and warrants in private placement	375,000	375	5,999,625	—	6,000,000
Issuance of common stock and warrants to public stockholders	34,500,000	34,500	179,142,093	—	179,176,593
Issuance of option to purchase common stock and warrants to underwriters	—	—	100	—	100
Change in value of common stock subject to possible redemption	—	—	—	(2,533,558)	(2,533,558)
Net income	—	—	—	4,453,507	4,542,277

Balance, December 31, 2007	42,375,000	$42,375	$185,159,318	$1,919,815	$187,121,508

The accompanying notes are an integral part of these financial statements.

VANTAGE ENERGY SERVICES, INC.

(A Corporation in the Development Stage)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2007	For the Period September 8, 2006 (inception) to December 31, 2006	For the Period September 8, 2006 (inception) to December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,453,507	$(134)	$4,453,373
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	10,421	—	10,421
Deferred income tax expense	(311,607)	—	(311,607)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	93,201	(180,276)	(87,075)
Accounts payable and accrued expenses	950,307	—	950,307

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,195,829	(180,410)	5,015,419

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(122,072)	—	(122,072)
Deferred acquisition costs	(756,771)	—	(756,771)
Restricted cash	(273,109,051)	—	(273,109,051)

NET CASH USED IN INVESTING ACTIVITIES	(273,987,894)	—	(273,987,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock to initial stockholders	—	25,000	25,000
Proceeds from issuance of common stock and warrants in private placement	6,000,000	—	6,000,000
Proceeds from issuance of common stock and warrants to public stockholders	255,930,000	—	255,930,000
Proceeds from issuance of option to purchase common stock and warrants to underwriters	100	—	100
Proceeds from notes payable-stockholders	85,800	189,200	275,000
Repayment of notes payable-stockholders	(275,000)	—	(275,000)
Proceeds from deferred underwriters fee	8,280,000	—	8,280,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	270,020,900	214,200	270,235,100

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,228,835	33,790	1,262,625
CASH AND CASH EQUIVALENTS—beginning of period	33,790	—	—

CASH AND CASH EQUIVALENTS—end of period	$1,262,625	$33,790	$1,262,625

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	2,300,000	—	2,300,000

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

        The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7. On June 30, 2007, the Board of Directors of the Registrant passed a resolution to provide that the Company's fiscal year end be changed from June 30 to December 31.

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

        On May 30, 2007, the Company consummated an initial public offering ("Public Offering") of 34.5 million units, (including over-allotment units) pursuant to a Registration Statement on Form S-1 filed with the Securities and Exchange Commission. Each unit consists of one share of common Stock, $0.001 par value per share and one warrant to purchase one share of common stock at an exercise price of $6.00 per share. Each warrant will become exercisable on the later of our completion of a business combination or May 24, 2008, and will expire on May 24, 2011.

        Preceding consummation of the Public Offering certain officers, directors and initial stockholders purchased a combined total of 375,000 units and 3.0 million warrants at the prices of $8.00 per unit and $1.00 per warrant for a total of $6.0 million from the Company. We refer to these 375,000 units and 3.0 million warrants as the Founding Securities. The purchase price of the Founding Securities is included in the proceeds held in trust pending our completion of one or more business combinations. If we do not complete one or more business combinations that meet the criteria described in our amended and restated certificate of incorporation, then the $6.0 million purchase price will become part of the amount payable to our public stockholders upon the liquidation of our trust and the Founding Securities will expire worthless.

        Upon the closing of the Public Offering on May 30, 2007, net proceeds of $270.0 million, after payment of certain amounts to the underwriter and offering related costs, was placed in a trust account ("Trust Account") and is invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) until the Company acquires a business or businesses with aggregate net book value of at least 80% of the value of the funds held in trust less the deferred underwriters' fee ("Qualifying Business Combination")or (ii) the liquidation of the Trust Account upon the cessation of our corporate existence on May 24, 2009. The money market funds have been accounted for as trading securities, which are held at their market value. The Trust Agreement provides that up to $2.3 million of the interest earned on the trust account may be used to satisfy our operating expenses. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

VANTAGE ENERGY SERVICES, INC.

(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS (Continued)

1. Organization (Continued)

        Management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a business combination with an operating business in the oilfield services industry ("Business Combination"). Furthermore, there is no assurance that the Company will be able to successfully complete a Business Combination. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. The Company will only proceed a Business Combination if a majority of the shares of common stock voted by the public stockholders are voted in favor of the Business Combination and public stockholders owning less than 30% of the shares of common stock issued in the Public Offering both exercise their right to conversion, described below and vote against the Business Combination. All of the Company's stockholders prior to the Public Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

        With respect to a Business Combination which is approved and consummated, any Public Stockholder who votes against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, net of taxes payable, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Public Offering (29.99% of the amount held in the Trust Fund), is subject to possible conversion. In this respect, $79,286,965 has been classified as common stock subject to possible redemption. In addition, such stockholders would also be entitled to a portion of the deferred portion of the underwriters' discount.

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

VANTAGE ENERGY SERVICES, INC.

(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Acquisition Costs:    Consists of costs incurred directly related to the proposed acquisition of Offshore Group Investment Limited (see footnote 3). These costs consists of consulting fees, legal fees and the costs of obtaining a fairness opinion on the proposed acquisition.

        Common Stock, Subject to Possible Redemption:    Pursuant to the terms of the Company's initial public offering, Public Stockholders may seek to redeem their shares of common stock for a pro-rata share of the funds held in trust. The shares available for redemption are limited to 29.99% of the shares issued in our initial public offering and is conditioned upon the Public Stockholders approving a Qualified Business Combination. If more than 29.99% of the shares issued in our initial public offering are tendered for redemption, the Qualified Business Combination cannot be completed and the shares will not be redeemable.

        We recorded the common stock subject to possible redemption at their estimated fair value at the date of issuance which we determined to be the pro-rata share of the funds held in trust upon completion of the initial public offering less the portion of the deferred underwriters' fees applicable to the shares. The value of shares subject to possible redemption are revalued as of the balance sheet date to represent their pro-rata share of the funds held in trust less applicable taxes as of that date.

        Concentration of Credit Risk:    Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and restricted cash. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company's restricted cash is invested in money market funds.

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

VANTAGE ENERGY SERVICES, INC.

(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The following is a reconciliation of basic and diluted earnings per share ("EPS") computations:

	For the Year Ended December 31, 2007	For the Period September 8, 2006 (Inception) to December 31, 2006	For the Period September 8, 2006 (Inception) to December 31, 2007
Net income available to common shares (numerator)	$4,453,507	$—	$4,453,373
Weighted-average common shares outstanding (denominator)	28,042,808	7,500,000	23,153,706

Basic EPS	$0.16	$—	$0.19

Net income available to common shares (numerator)	$4,453,507	$—	$4,453,373
Weighted-average common shares outstanding (denominator)	28,042,808	7,500,000	23,153,706
Options	—	—	—
Warrants	4,477,453	—	3,411,838

Adjusted weighted-average shares	32,520,261	7,500,000	26,565,543
Diluted EPS	$0.14	$—	$0.17

        Fair value of financial instruments:    The fair value of the Company's financial assets and liabilities approximates the carrying amounts represented in the balance sheets due to the short-term of these instruments.

        Recent Accounting Standards:    In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"). This standard establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also establishes principles and requirements for how an acquirer recognizes and measures the goodwill acquired in a business combination and it establishes disclosure requirements to facilitate an evaluation of the nature and financial effects of a business combination. SFAS 141(R) is effective for business combinations which occur during the first annual reporting period beginning on or after December 15, 2008. We expect the effect of adoption of this statement will be limited to any future acquisitions anticipated to close subsequent to December 31, 2008.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). This standard amends Accounting Research Bulletin 51, "Consolidated Financial Statements", to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest should be reported as equity in the consolidated financial statements. SFAS 160 also requires net income attributable to both the parent and the noncontrolling interest to be disclosed separately on the face of the consolidated statement of income. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect this statement to have a material effect on our consolidated financial position, operating results or cash flows.

VANTAGE ENERGY SERVICES, INC.

(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 gives entities the option to voluntarily choose, at certain election dates, to measure many financial assets and liabilities at fair value. Elections are made on an instrument by instrument basis and are irrevocable once made. Subsequent changes to the fair value of any instrument for which an election is made are reflected through earnings. The Company does not expect SFAS 159 to have a significant impact on its financial position, results of operations or cash flows.

3. Proposed Acquisition

        On August 30, 2007 (as amended December 3, 2007), the Company entered into a Share Purchase Agreement ("Purchase Agreement") pursuant to which the Company and Offshore Group Investment Limited, a Cayman Islands exempted company, ("OGIL") have agreed to be acquired by Vantage Drilling Company, a Cayman Islands exempted company ("Vantage Drilling"). As a condition to, and simultaneously with the Acquisition, the Company and Vantage Drilling will enter into a merger agreement whereby (i) Vantage Drilling will create a transitory merger subsidiary and will merge such subsidiary with and into the Company, with the Company surviving; (ii) Vantage Drilling will issue units, ordinary shares and warrants in exchange, on a one for one basis, for all of the Company's outstanding units, shares of common stock and warrants; and (iii) the Company will, as a result, become wholly-owned by Vantage Drilling. The units, ordinary shares and warrants of Vantage Drilling will have the same terms and conditions as those issued by the Company except that they will be governed by the laws of the Cayman Islands. Under the terms of the Company's amended and restated certificate of incorporation, the Company may proceed with the Acquisition and consequent merger notwithstanding up to 29.99% of the Company's stockholders electing to convert their shares of common stock to cash and not participate in the Acquisition or consequent merger. The shares converted, if any, will reduce on a one for one basis the shares of Vantage Drilling to be issued in the transaction.

        Pursuant to the Purchase Agreement, F3 Capital, OGIL's parent company, will cause or has caused certain of its affiliates to transfer the following assets to OGIL:

  •
  the rights to certain contracts (the "Contracts") for the construction and delivery of four Baker Marine Pacific Class 375 ultra-premium jackup drilling rigs (the "Jackup Rigs");

  •
  all prepayments made pursuant to the Contracts, construction in progress, intellectual property, and engineering design and modifications to Jackup Rigs; and

  •
  an option (the "Drillship Option") to purchase an ultra-deepwater drillship for $660.0 million.

VANTAGE ENERGY SERVICES, INC.

(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS (Continued)

3. Proposed Acquisition (Continued)

        The aggregate consideration for Vantage Drilling's acquisition of OGIL from F3 Capital is $331,000,000 consisting of the following:

  (i)
  an aggregate of $275.0 million Vantage Drilling Units (33,333,333 Units), with each Unit consisting of one ordinary share and 0.75 warrants to purchase one ordinary share at an exercise price of $6.00 per share (such warrants are exercisable into an aggregate of 25.0 million ordinary shares); and

  (ii)
  a promissory note in the amount of approximately $56.0 million (which will be repaid at closing).

        Additionally Vantage Drilling will assume $517.0 million of contractual obligations which will be paid over time consistent with the schedule of payments in the applicable Contracts. The aggregate cost to Vantage Drilling for the Jackup Rigs will be $848.0 million. Upon exercise of the Drillship Option, $8.0 million of the consideration paid at closing of the Purchase Agreement shall be applied to the Drillship Option price, with thirty percent (30%) of the balance being paid upon exercise and seventy percent (70%) paid upon delivery and acceptance of the drillship.

        As of December 31, 2007, the Company had received an indicative term sheet from a group of banks for a $440.0 million debt facility. See discussion of commitment letter received in footnote 9., "Subsequent Events."

        The closing of the Acquisition and the debt financing are subject to stockholder approval, regulatory clearances and other customary closing conditions.

4. Preferred Stock

        The Company is authorized to issue up to 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Company's board of directors.

5. Notes Payable Stockholders

        Our officers and directors made advances totaling $125,000 and $150,000 in 2006 and 2007, respectively, to the Company, on a non-interest bearing basis, for payment of offering expenses. As of December 31, 2007 these advances were repaid from the proceeds of the initial public offering.

6. Income Taxes

        The provision for income taxes consists of the following:

	For the Year Ended December 31, 2007	For the Period September 8, 2006 (inception) to December 31, 2006	For the Period September 8, 2006 (inception) to December 31, 2007
Current	$2,564,441	$—	$2,564,441
Deferred	$(265,877)	—	$(265,877)

Total	$2,298,564	—	$2,298,564

VANTAGE ENERGY SERVICES, INC.

(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS (Continued)

6. Income Taxes (Continued)

        The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate (34%) on operations as follows:

	For the Year Ended December 31, 2007	For the Period September 8, 2006 (inception) to December 31, 2006	For the Period September 8, 2006 (inception) to December 31, 2007
Income tax expense computed at statutory rates	$2,295,704	$—	$2,295,704
Non-deductible expenses	2,860	—	2,860

Total	2,298,564	—	$2,298,564

        The Company's deferred tax asset at December 31, 2007 totaled $311,607 and consisted of start-up expenses not currently deductible. The Company had no deferred tax assets or liabilities at December 31, 2006.

7. Underwriter Purchase Option

        The Company sold to Deutsche Bank Securities Inc. for $100, as additional compensation, an option to purchase up to a total of 1,250,000 units at $9.60 per unit ("Underwriter Units"). The Underwriter Units consists of one share of common stock and one warrant to purchase a share of common stock for $7.20 per share. This option is exercisable commencing on the later of the consummation of a business combination and May 24, 2008 and expiring May 24, 2011. The exercise price and the number of units issuable upon exercise of the option may be adjusted in certain circumstances.

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

8. Commitments and Contingencies

        The Company entered into a 38 month office lease with a third party at monthly lease payments of approximately $8,000. To the extent the Company liquidates at or after May 24, 2009, the Company's Chief Executive Officer has personally agreed to be liable for all subsequent lease payments in the event such occurs.

        In connection with the Public Offering, the Company entered into an underwriting agreement (the "Underwriting Agreement") with the underwriters in the Public Offering. Pursuant to the Underwriting Agreement, the Company was obligated to the underwriter for certain fees and expenses related to the Public Offering, including underwriters' discounts of $19.3 million. The Company paid $11.0 million of the underwriting discount upon closing of the Public Offering. The Company and the underwriters have agreed that payment of the balance of the underwriting discount of $8.3 million will be deferred until consummation of the Qualifying Business Combination. Accordingly, a deferred underwriting fee

VANTAGE ENERGY SERVICES, INC.

(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies (Continued)

comprised of the deferred portion of the underwriting discount is included in the accompanying balance sheet at December 31, 2007.

        The Company is subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance. As of December 31, 2007, the Company is not aware of any litigation, claims or disputes, whether asserted or unasserted.

9. Selected Quarterly Financial Data (Unaudited)

        The table below sets forth unaudited financial information for each quarter:

	2007				2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
REVENUE	$—	$—	$—	$—	$—	$—
GENERAL & ADMINISTRATIVE EXPENSES	541,688	259,658	145,534	109	134	—

LOSS FROM OPERATIONS	(541,688)	(259,658)	(145,534)	(109)	(134)	—
INTEREST INCOME	3,193,968	3,376,287	1,128,805	—	—	—

INCOME BEFORE INCOME TAXES	2,652,280	3,116,629	983,271	(109)	(134)	—
PROVISION FOR INCOME TAXES	901,152	1,062,046	335,366	—	—	—

NET INCOME (LOSS)	$1,751,128	$2,054,583	$647,905	$(109)	$(134)	$—

Earnings per Share:
Basic	$0.04	$0.05	$0.06	$—	$—	$—
Diluted	$0.04	$0.04	$0.05	$—	$—	$—

10. Subsequent Events

        Management Agreement.    In January 2008, the Company and OGIL entered into a services agreement ("Service Agreement") with a subsidiary of Vantage Drilling, ("VIPCo") pursuant to which VIPCo will provide operating, marketing and other services as requested. VIPCo will invoice the Company and OGIL based on an estimated pro-rata allocation of the benefits provided. The payments made pursuant to the Services Agreement subsequent to December 31, 2007 will be included in the Closing Adjustments. In January 2008, OGIL advanced $500,000 to VIPCo to be applied against future invoices.

        Debt Facility.    In January 2008, the Company, OGIL and Vantage Drilling (collectively, "Loan Parties") has received a commitment letter from a group of banks for a $440.0 million debt facility (the "Debt Facility"). The Debt Facility provides for aggregate borrowings of up to $400.0 million pursuant to term loans (the "Term Loans") and $40.0 million line of credit. Each of the four Jackup Rigs will be placed in a special purpose subsidiary of OGIL which will have a separate $100.0 million tranche of Term Loan. Borrowings pursuant to the Term Loans are limited to the lesser of 45% of the total costs

VANTAGE ENERGY SERVICES, INC.

(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS (Continued)

10. Subsequent Events (Continued)

or $100.0 million for each of the Jackup Rigs and require that the 55% of total costs to be funded in the form of equity be funded to the special purpose subsidiary prior to the borrowings. The line of credit to OGIL under the Debt Facility provides for borrowings of $10.0 million for each of the Jackup Rigs. Borrowing under the Debt Facility will bear interest at LIBOR plus margins ranging from 1.75% to 2.75% depending upon the contracting and operating status of the Jackup Rigs. The banks can restrict funding if there is a material adverse event or the Company fails to contract the Jackup Rigs. Each of the Term Loans and the related line of credit will expire seven years and three months from the date of delivery of the rig.

        The commitment letter provides for a breakup fee of $1.1 million if the Loan Parties decide not to pursue the Debt Facility as a result of a negative stockholder vote on the Purchase Agreement and $2.2 million if the Loan Parties decide not to complete the debt facility for any other reason or fail to complete the Debt Facility by May 28, 2008. If the Company does not get a successful stockholder vote on the Purchase Agreement and does not complete its merger with Vantage Drilling, OGIL and Vantage Drilling may still complete the Debt Facility, however, borrowings pursuant to the Debt Facility will still require that each of OGIL's special purpose entities obtains the 55% of its total estimated costs in the form of equity.

QuickLinks

TABLE OF CONTENTS
SAFE HARBOR STATEMENT
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
RISKS PARTICULAR TO THE ACQUISITION
RISKS RELATED TO THE WORLDWIDE OIL AND NATURAL GAS INDUSTRY
RISKS RELATED TO THE COMPANY'S BUSINESS AND STATUS AS A BLANK CHECK COMPANY
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data.
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
BENEFICIAL OWNERSHIP OF SECURITIES
  ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
VANTAGE ENERGY SERVICES, INC. (A Corporation in the Development Stage) FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
VANTAGE ENERGY SERVICES, INC. (A Corporation in the Development Stage) BALANCE SHEETS
VANTAGE ENERGY SERVICES, INC. (A Corporation in the Development Stage) STATEMENTS OF OPERATIONS
VANTAGE ENERGY SERVICES, INC. (A Corporation in the Development Stage) STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM INCEPTION (SEPTEMBER 8, 2006) TO DECEMBER 31, 2007
VANTAGE ENERGY SERVICES, INC. (A Corporation in the Development Stage) STATEMENTS OF CASH FLOWS