Form 10-Q
period 2008-03-31
Vantage Energy Services, Inc.
filed 2008-05-15
CIK 1380565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-33496

VANTAGE ENERGY SERVICES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	51-0599779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Post Oak Blvd., Suite 610
Houston, TX 77056
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (281) 404-4700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Number of shares of Common Stock of Vantage Energy Services, Inc. issued and outstanding as of May 1, 2008: 42,375,000 shares of common stock, par value $0.001 per share, of which 34,500,000 such shares are publicly traded.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This Quarterly Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” “project,” “predict,” “continue” etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements. Actual results may differ materially due to various factors, including, but not limited to, our:

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

•                  financial performance following an initial transaction; or

•                  those other risks and uncertainties detailed in our Report on Form 10-K for the period ended December 31, 2007, filed with the Securities and Exchange Commission

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this current report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

VANTAGE ENERGY SERVICES, INC.

(A Corporation in the Development Stage)

BALANCE SHEET

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,516,892	$1,262,625
Restricted cash	500,000	—
Restricted cash held in trust account	275,211,021	273,109,051
Prepaid expenses and other assets	71,800	87,075
Total current assets	277,299,713	274,458,751
Deferred income taxes	556,973	311,607
Acquisition costs	848,454	756,771
Property and equipment, net of accumulated depreciation of $16,652 and $10,421	112,877	111,651
TOTAL ASSETS	$278,818,017	$275,638,780
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$83,352	$61,518
Accrued liabilities	569,705	578,618
Advances from stockholders of OGIL	1,462,211	—
Deferred underwriters fee	8,280,000	8,280,000
Income taxes payable	843,400	310,171
Total current liabilities	11,238,668	9,230,307
Common stock, subject to possible redemption, 10,346,550 shares at redemption value	79,784,256	79,286,965
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 82,750,000 shares authorized, and 42,375,000 shares issued and outstanding (which includes 10,346,550 shares subject to possible redemption)	42,375	42,375
Additional paid-in-capital	185,159,318	185,159,318
Earnings accumulated during the development stage	2,593,400	1,919,815
Total stockholders’ equity	187,795,093	187,121,508
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$278,818,017	$275,638,780

The accompanying notes are an integral part of these financial statements.

VANTAGE ENERGY SERVICES, INC.

(A Corporation in the Development Stage)

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		For the Period September 8, 2006
	2008	2007	(inception) to March 31, 2008
Revenue	$—	$—	$—
General & administrative expenses	726,308	109	1,673,431
Loss from operations	(726,308)	(109)	(1,673,431)
Interest income	2,505,047	—	10,204,108
Income (loss) before income taxes	1,778,739	(109)	8,530,677
Provision for income taxes	607,863	—	2,906,427
Net income (loss)	$1,170,876	$(109)	5,624,250
Earnings Per Share:
Basic	$0.03	$—	$0.21
Diluted	$0.02	$—	$0.19

The accompanying notes are an integral part of these financial statements.

VANTAGE ENERGY SERVICES, INC.

(A Corporation in the Development Stage)

STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,		For the Period September 8, 2006
	2008	2007	(inception) to March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,170,876	$(109)	$5,624,250
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	6,231	—	16,651
Deferred income tax expense	(245,366)	—	(556,973)
Changes in operating assets and liabilities:
Restricted cash	(500,000)	—	(500,000)
Prepaid expenses and other assets	15,275	(90,435)	(71,800)
Accounts payable and accrued liabilities	546,150	—	1,496,457
Net cash provided by (used in) operating activities	993,166	(90,544)	6,008,585
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(7,457)	—	(129,529)
Deferred acquisition costs	(91,683)	—	(848,454)
Restricted cash held in trust account	(2,101,970)	—	(275,211,021)
Net cash used in investing activities	(2,201,110)	—	(276,189,004)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholders of OGIL	2,000,000	—	2,000,000
Payments on behalf of stockholders of OGIL	(537,789)	—	(537,789)
Proceeds from issuance of common stock to initial stockholders	—	—	25,000
Proceeds from issuance of common stock and warrants in private placement	—	—	6,000,000
Proceeds from issuance of common stock and warrants to public stockholders	—	—	255,930,000
Proceeds from issuance of option to purchase common stock and warrants to underwriters	—	—	100
Proceeds from notes payable-stockholders	—	85,800	275,000
Repayment of notes payable-stockholders	—	—	(275,000)
Proceeds from deferred underwriters fee	—	—	8,280,000
Net cash provided by financing activities	1,462,211	85,800	271,697,311
Net increase (decrease) in cash and cash equivalents	254,267	(4,744)	1,516,892
Cash and cash equivalents—beginning of period	1,262,625	33,790	—
Cash and cash equivalents—end of period	$1,516,892	$29,046	$1,516,892
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes	$320,000	$—	$2,620,000
Non-cash investing and financing transactions::
Increase in common stock, subject to possible redemption	$497,291	$—	$79,784,256

The accompanying notes are an integral part of these financial statements.

VANTAGE ENERGY SERVICES, INC.

(A Corporation in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.  Organization

Vantage Energy Services, Inc. (“we”, “our”, “us” or the “Company”) is a blank check company organized under the laws of the State of Delaware on September 8, 2006. We were formed to acquire, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction, joint venture or other similar business combination, one or more businesses in the oilfield services industry.  We are considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.

On May 30, 2007, we completed an initial public offering (“Public Offering”) of 34.5 million units for proceeds of $264.2 million, net of underwriting fees and expenses.  Each unit consists of one share of common stock, $0.001 par value per share and one warrant to purchase one share of common stock at an exercise price of $6.00 per share. Pursuant to the Public Offering we placed the net proceeds, less $250,000 which was made available for general corporate purposes in a trust account (“Trust Account”) that is invested in money market funds until the earlier of (i) we acquire a business or businesses with aggregate net book value of at least 80% of the value of the funds held in trust less the deferred underwriters’ fee (“Qualifying Business Combination”) or (ii) the liquidation of the Trust Account upon the cessation of our corporate existence on May 24, 2009.  The terms of our initial public offering provides that up to $2.3 million of the interest earned on the trust account may be used to satisfy our operating expenses. Each warrant will become exercisable on the later of our completion of a Qualifying Business Combination or May 24, 2008, and will expire on May 24, 2011.

Preceding consummation of the Public Offering certain officers, directors and initial stockholders purchased a combined total of 375,000 units and 3.0 million warrants at the prices of $8.00 per unit and $1.00 per warrant for a total of $6.0 million. These 375,000 units and 3.0 million warrants, and the 7.5 million shares of common stock issued to the Company’s Founders, are referred to as the Founding Securities. The purchase price of the Founding Securities is included in the proceeds held in trust pending our completion of a Qualifying Business Combination. If we do not complete a Qualifying Business Combination pursuant to our amended and restated certificate of incorporation, then the $6.0 million purchase price will become part of the amount payable to our public stockholders upon the liquidation of our trust and the Founding Securities will expire worthless.

With respect to a business combination which is approved and consummated, any public stockholder who votes against the business combination may demand that the Company convert their shares. The per share conversion price will equal the amount in the Trust Account, net of taxes payable, calculated as of two business days prior to the consummation of the proposed business combination, divided by the number of shares of common stock held by public stockholders at the consummation of the Public Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all public stockholders may seek conversion of their shares in the event of a business combination. Such public stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the Founding Securities. Accordingly, a portion of the net proceeds from the Public Offering (29.99% of the amount held in the Trust Fund), is subject to possible conversion. In this respect, $79,784,256 has been classified as common stock subject to possible redemption. In addition, such stockholders would also be entitled to a portion of the deferred portion of the underwriters’ discount.

Our Amended and Restated Certificate of Incorporation provides for the liquidation of the Trust Account in the event that the Company does not consummate a Qualifying Business Combination by May 24, 2009.

2.  Basis of Presentation and Significant Accounting Policies

The interim financial information as of March 31, 2008, for the three month periods ended March 31, 2008 and 2007 and the inception to date periods has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2007 is derived from the December 31, 2007 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Cash and Cash Equivalents:  Includes deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Restricted Cash:  Consists of cash and cash equivalents posted as collateral for contract bids.

Restricted Cash Held In Trust.  Consists of net proceeds from the Public Offering placed in the Trust Account, invested in money market funds as described in Note 1.

Property and Equipment:  Consists of furniture and fixtures and computer equipment, depreciated, upon placement in service, over estimated useful lives ranging from three to seven years on a straight-line basis.

Acquisition Costs:  Consists of costs incurred directly related to the proposed acquisition of Offshore Group Investment Limited (“OGIL”) as described in Note 3.  These costs consist of consulting fees, legal fees and the costs of obtaining a fairness opinion on the proposed acquisition.

Common Stock, Subject to Possible Redemption:  Pursuant to the terms of our initial public offering, Public Stockholders may seek to redeem their shares of common stock for a pro-rata share of the funds held in trust. The shares available for redemption are limited to 29.99% of the shares issued in our initial public offering and is conditioned upon the Public Stockholders approving a Qualified Business Combination. If more than 29.99% of the shares issued in our initial public offering are tendered for redemption, the Qualified Business Combination cannot be completed and the shares will not be redeemable.

We recorded the common stock subject to possible redemption at their estimated fair value at the date of issuance, which we determined to be the pro-rata share of the funds held in trust upon completion of the initial public offering less the portion of the deferred underwriters’ fees applicable to the shares. The value of shares subject to possible redemption are revalued as of the balance sheet date to represent their pro-rata share of the funds held in trust less applicable taxes as of that date.

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

Earnings per Common Share:  Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The dilutive effect of the 37,875,000 warrants outstanding was computed by application of the treasury stock method.  The effect of the underwriters purchase option for 1,250,000 Units along with the warrants underlying such Units, has not been considered in the diluted earnings per share calculation since the market price of the Units was less than the exercise price; accordingly, their effect would be anti-dilutive.

The following is a reconciliation of basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended March 31,		For the Period September 8, 2006
	2008	2007	(Inception) to March 31, 2008
Net income available to common shares (numerator)	$1,170,876	$(109)	$5,624,250
Weighted average common shares outstanding (denominator)	42,375,000	7,500,000	26,222,368
Basic EPS	$0.03	$—	$0.21
Net income available to common shares (numerator)	$1,170,876	$(109)	$5,624,250
Weighted average common shares outstanding (denominator)	42,375,000	7,500,000	26,222,368
Options	—	—	—
Warrants	7,601,257	—	4,080,675
Adjusted weighted average shares	49,976,257	7,500,000	30,303,043
Diluted EPS	$0.02	$—	$0.19

Concentration of Credit Risk:  Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents and restricted cash. We maintain deposits in federally insured financial institutions in excess of federally insured limits. Our restricted cash is invested in money market funds.

Use of Estimates:  The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  While management believes current estimates are appropriate and reasonable, actual results could differ from those estimates.

Fair value of financial instruments:  The fair value of the Company’s financial assets and liabilities approximates the carrying amounts represented in the balance sheets due to the short-term of these instruments.

Recent Accounting Standards:  In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In November 2007, the FASB placed a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities; however, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. Consistent with its requirements, we adopted SFAS No. 157 as of January 1, 2008, except as it relates to nonfinancial assets and liabilities, which will be adopted on January 1, 2009, as allowed under SFAS No. 157. The adoption did not have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We do not expect the adoption of SFAS No. 161 to significantly impact our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently evaluating the effect, if any, that SFAS No. 162 will have on our financial statements.

3.  Proposed Acquisition

On August 30, 2007 (as amended December 3, 2007), we entered into a Share Purchase Agreement (“Purchase Agreement”) pursuant to which the Company and Offshore Group Investment Limited (“OGIL”) have agreed to be acquired by Vantage Drilling Company (“Vantage Drilling”), a newly incorporated Cayman Island exempted company (the “Acquisition”). The Acquisition is structured such that the Company and OGIL will become wholly owned by Vantage Drilling. If our stockholders approve the transaction contemplated by the Purchase Agreement, Vantage Drilling, which was newly incorporated in order to facilitate the Acquisition and the exchange of shares contemplated thereby, will acquire each of the Company and OGIL in a series of steps as outlined below.

Vantage Drilling will acquire the Company pursuant to a merger transaction that is summarized as follows:

(i)                                     Vantage Drilling will create a transitory merger subsidiary and will merge such subsidiary with and into the Company, with the Company surviving;

(ii)                                  Vantage Drilling will exchange, on a one for one basis, all outstanding units, shares of common stock and warrants of the Company for newly issued units, ordinary shares and warrants of Vantage Drilling; and

(iii)                               the Company will, as a result, become wholly owned by Vantage Drilling. The units, ordinary shares and warrants of Vantage Drilling will have the same terms and conditions as those issued by the Company except that they will be governed by the laws of the Cayman Islands.

Vantage Drilling has agreed to purchase, through a structured acquisition, all the issued ordinary shares of OGIL. OGIL’s assets consist of the construction and delivery contracts for four Baker Marine Pacific Class 375 ultra-premium jackup drilling rigs (the “Jackup Rigs”), a purchase agreement for an ultra-deepwater drillship (the “Drillship”) and an option for the purchase of a second ultra-deepwater drillship (the “Drillship Option”) currently under development.

Vantage Drilling will acquire all of the issued ordinary shares of OGIL from F3 Capital for the aggregate consideration of $331.0 million plus Closing Adjustments, consisting of the following:

(i)                                     an aggregate of $275.0 million Vantage Drilling Units (33,333,333 Units), with each Unit consisting of one ordinary share and 0.75 warrants to purchase one ordinary share at an exercise price of $6.00 per share (such warrants are exercisable into an aggregate of 25,000,000 ordinary shares); and

(ii)                                  a promissory note issued by Vantage Drilling in the amount of approximately $56.0 million plus Closing Adjustments (which will be paid at closing).

The purchase consideration of $331.0 million utilized December 31, 2007 as the scheduled cash flow cutoff date for the transaction, which anticipated that as of December 31, 2007, there would be approximately $517.0 million of additional shipyard payments and development costs outstanding in order to complete the Jackup Rigs’ construction; the total estimated completed costs of the Jackup Rigs was approximately $848.0 million which includes $40.0 million of outfitting costs required to put the Jackup Rigs in service. The stockholders of OGIL have agreed to fund additional shipyard payments and development costs until the closing of the Acquisition. The Closing Adjustments are intended to reimburse the stockholders of OGIL for shipyard payments and additional development costs incurred by OGIL subsequent to December 31, 2007 and for mutually agreed upon specification changes to either the Jackup Rigs or the Drillship.  The shipyard payments and additional development costs may include interest charges imposed by the shipyard on deferred payments and unfavorable fluctuations in the exchange rate between the U.S. dollar and the Singapore dollar.  As of March 31, 2008, the estimated outstanding balance of Closing Adjustments was approximately $59.7 million, representing $57.7 million of additional shipyard payments (including approximately $700,000 of accumulated interest) and development costs of $2.0 million.

The purchase agreement for the Drillship is for total consideration of $676.0 million, which includes change orders requested by the Company including an upgrade to the derrick pipe handling capability and modification to the hull design. Thirty percent (30%) of the Drillship’s purchase price will be paid in September 2008 with the balance payable upon acceptance of the completed Drillship. $8.0 million of the total consideration paid for the shares of OGIL will be applied against the Drillship purchase price. In addition to the consideration paid for the Drillship, the Company anticipates incurring approximately $20.0 million of rig outfitting and completion costs, not including any interest capitalization.  Should the Company be delinquent in making any of the shipyard payments and Mandarin Drilling Corporation (“Mandarin”) or any of its affiliates makes the payment on our behalf, we will make Mandarin or any of its affiliates whole for the payment, including any unfavorable fluctuations in interest rates or exchange rates from the time that the payment is made until we make Mandarin or its affiliates whole.

OGIL has obtained an option to purchase the second drillship (the “Second Drillship”) from Mandarin.  The Second Drillship is currently under construction pursuant to a contract between Mandarin and Daewoo Shipbuilding and Marine Engineering Co, Ltd. The Second Drillship is expected to be completed in 2011. The price for the Second Drillship is $695.0 million (the “Second Drillship Purchase Price”). Upon exercise of the Drillship Option, OGIL shall pay to Mandarin an amount equal to thirty percent (30%) of the Second Drillship Purchase Price. On the first business day that is six (6) months after the date of exercise of the Drillship Option, OGIL shall pay to Mandarin an amount equal to ten percent (10%) of the Second Drillship Purchase Price. On the first business day that is twelve (12) months after the date of exercise of the Drillship Option, OGIL shall pay to Mandarin an amount equal to ten percent (10%) of the Second Drillship Purchase Price. Upon delivery of the Second Drillship, OGIL shall pay to Mandarin the remaining balance of the Second Drillship Purchase Price. The Drillship Option expires on November 30, 2008. In the event OGIL fails to exercise the Drillship Option on or before November 30, 2008, OGIL will pay Mandarin the amount equal to $10.0 million.

The closing of the Acquisition and the debt financing are subject to stockholder approval, regulatory clearances and other customary closing conditions.

In December 2007, Vantage Drilling established operating subsidiaries for the purposes of recruiting and retaining the international workforce to complete the construction and begin the operation of the Jackup Rigs and the Drillship. In January 2008, the Company and OGIL entered into a services agreement (“Services Agreement”) with a subsidiary of Vantage Drilling pursuant to which Vantage Drilling will provide operating, marketing and other services to OGIL and the Company as requested. Vantage Drilling will invoice the Company and OGIL based on an estimated pro-rata allocation of the benefits provided. The payments made by OGIL pursuant to the Services Agreement subsequent to December 31, 2007 will be included in the Closing Adjustments at the closing of the Acquisition. During the first quarter of 2008, OGIL advanced $2.0 million to Vantage Drilling to be applied against future invoices.

4.  Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended March 31,		For the Period September 8, 2006
	2008	2007	(inception) to March 31, 2008
Current	$848,579	$—	$3,463,400
Deferred	(240,716)	—	(556,973)
Total	$607,863	$—	$2,906,427

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate (34%) on operations as follows:

	Three Months Ended March 31,		For the Period September 8, 2006
	2008	2007	(inception) to December 31, 2007
Income tax expense computed at statutory rates	$604,771	$—	$2,900,430
Non-deductible expenses	3,092	—	5,997
Total	$607,863	$—	$2,906,427

Our deferred tax asset at March 31, 2008 totaled $556,973 and consisted of start-up expenses not currently deductible. We had no deferred tax assets or liabilities at March 31, 2007.

5.  Commitments and Contingencies

We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance. As of March 31, 2008, we are not aware of any litigation, claims or disputes, whether asserted or unasserted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On May 30, 2007, we completed an initial public offering (“Public Offering”) of 34.5 million units for proceeds of $264.2 million, net of underwriting fees and expenses.  Each unit consists of one share of common stock, $0.001 par value per share and one warrant to purchase one share of common stock at an exercise price of $6.00 per share. Pursuant to the Public Offering we placed the net proceeds, less $250,000 which was made available for general corporate purposes in a trust account (“Trust Account”) that is invested in money market funds until the earlier of (i) we acquire a business or businesses with aggregate net book value of at least 80% of the value of the funds held in trust less the deferred underwriters’ fee (“Qualifying Business Combination”) or (ii) the liquidation of the Trust Account upon the cessation of our corporate existence on May 24, 2009.  The terms of our initial public offering provides that up to $2.3 million of the interest earned on the trust account may be used to satisfy our operating expenses. Each warrant will become exercisable on the later of our completion of a Qualifying Business Combination or May 24, 2008, and will expire on May 24, 2011.

The underwriters of the initial public offering deferred approximately $8.3 million of fees which will be paid from trust upon the completion of a Qualifying Business Combination. If we fail to complete a Qualifying Business Combination by May 24, 2009 and the Company is liquidated, the underwriter will forfeit the deferred underwriter fees and have no claim against the funds held in trust.

Furthermore, the underwriters purchased for $100 an option to purchase up to a total of 1,250,000 units (“Underwriter Units”) for $9.60 per unit. Each Underwriter Unit consists of a share of common stock and a warrant to purchase a share of common stock for $7.20 per share. The warrants underlying the Underwriter Units become exercisable on the later of our completion of a Qualifying Business Combination or May 24, 2008, and will expire May 24, 2011.

In connection with the initial public offering, we also completed a private placement transaction with our founding stockholders consisting of 375,000 units and 3.0 million warrants (collectively with the 7.5 million shares owned by the founding stockholders, the “Founding Securities”) at a price of $8.00 per unit and $1.00 per warrant. Each warrant allows the holder to purchase a share of common stock for $6.00 per share. The Founding Securities cannot be sold or transferred by the founding stockholders, who initially purchase these securities from us, until one year after the consummation of a Qualifying Business Combination, except in certain limited circumstances. Other than the additional trading restrictions placed on the warrants included in the Founding Securities, these warrants have the same terms and conditions as the warrants issued to the public shareholders and the warrants underlying the Underwriter Units. The $6.0 million purchase price of the Founding Securities is held in the trust account (together with net proceeds of our initial public offering) pending our completion of a Qualifying Business Combination. If we do not complete a Qualifying Business Combination then the $6.0 million purchase price of the Founding Securities will become part of the liquidation amount distributed to our public stockholders from our trust account and the Founding Securities will become worthless.

Recent Developments

Since the initial public offering, we focused our efforts on evaluating acquisition targets in the offshore drilling industry as we believe this market has strong underlying fundamentals which will provide opportunities for future growth through acquisitions and contracting for the construction of additional offshore rigs. These fundamentals include the growth of offshore drilling prospects by our potential customers and the age and physical condition of the industry’s existing offshore fleet. We also believe that it is strategically important to develop a diverse fleet in order to reduce the exposure to any one market segment.

On August 30, 2007 (as amended December 3, 2007), we entered into a Share Purchase Agreement (“Purchase Agreement”) pursuant to which the Company and Offshore Group Investment Limited (“OGIL”) have agreed to be acquired by Vantage Drilling Company (“Vantage Drilling”), a newly incorporated Cayman Island exempted company

(the “Acquisition”). The Acquisition is structured such that the Company and OGIL will become wholly owned by Vantage Drilling. If our stockholders approve the transaction contemplated by the Purchase Agreement, Vantage Drilling, which was newly incorporated in order to facilitate the Acquisition and the exchange of shares contemplated thereby, will acquire each of the Company and OGIL in a series of steps as outlined below.

Vantage Drilling will acquire the Company pursuant to a merger transaction that is summarized as follows:

(i)                                     Vantage Drilling will create a transitory merger subsidiary and will merge such subsidiary with and into the Company, with the Company surviving;

(ii)                                  Vantage Drilling will exchange, on a one for one basis, all outstanding units, shares of common stock and warrants of the Company for newly issued units, ordinary shares and warrants of Vantage Drilling; and

(iii)                               the Company will, as a result, become wholly owned by Vantage Drilling. The units, ordinary shares and warrants of Vantage Drilling will have the same terms and conditions as those issued by the Company except that they will be governed by the laws of the Cayman Islands.

Vantage Drilling has agreed to purchase, through a structured acquisition, all the issued ordinary shares of OGIL. OGIL’s assets consist of the construction and delivery contracts for four Baker Marine Pacific Class 375 ultra-premium jackup drilling rigs (the “Jackup Rigs”), a purchase agreement for an ultra-deepwater drillship (the “Drillship”) and an option for the purchase of a second ultra-deepwater drillship (the “Drillship Option”) currently under development.

Vantage Drilling will acquire all of the issued ordinary shares of OGIL from F3 Capital for the aggregate consideration of $331.0 million plus Closing Adjustments, consisting of the following:

(i)                                     an aggregate of $275.0 million Vantage Drilling Units (33,333,333 Units), with each Unit consisting of one ordinary share and 0.75 warrants to purchase one ordinary share at an exercise price of $6.00 per share (such warrants are exercisable into an aggregate of 25,000,000 ordinary shares); and

(ii)                                  a promissory note issued by Vantage Drilling in the amount of approximately $56.0 million plus Closing Adjustments (which will be repaid at closing).

The purchase consideration of $331.0 million utilized December 31, 2007 as the scheduled cash flow cutoff date for the transaction, which anticipated that as of December 31, 2007, there would be $517.0 million of additional shipyard payments and development costs outstanding in order to complete the Jackup Rigs’ construction; the total estimated completed costs of the Jackup Rigs was approximately $848.0 million which includes $40.0 million of outfitting costs required to put the Jackup Rigs in service. The stockholders of OGIL have agreed to fund additional shipyard payments and development costs until the closing of the Acquisition. The Closing Adjustments are intended to reimburse the stockholders of OGIL for shipyard payments and additional development costs incurred by OGIL subsequent to December 31, 2007 and for mutually agreed upon specification changes to either the Jackup Rigs or the Drillship.  The shipyard payments and additional development costs may include interest charges imposed by the shipyard on deferred payments and unfavorable fluctuations in the exchange rate between the U.S. dollar and the Singapore dollar.  As of March 31, 2008, the estimated outstanding balance of Closing Adjustments was approximately $59.7 million, representing $57.7 million of additional shipyard payments (including approximately $700,000 of accumulated interest) and development costs of $2.0 million.

The purchase agreement for the Drillship is for total consideration of $676.0 million, which includes change orders requested by the Company including an upgrade to the derrick pipe handling capability and modification to the hull design. Thirty percent (30%) of the Drillship’s purchase price will be paid in September 2008 with the balance payable upon acceptance of the completed Drillship. $8.0 million of the total consideration paid for the shares of OGIL will be applied against the Drillship purchase price. In addition to the consideration paid for the Drillship, the Company anticipates incurring approximately $20.0 million of rig outfitting and completion costs, not including any interest capitalization.  Should the Company be delinquent in making any of the shipyard payments and Mandarin Drilling Corporation (“Mandarin”) or any of its affiliates makes the payment on our behalf, we will make Mandarin or any of its affiliates whole for the payment, including any unfavorable fluctuations in interest rates or exchange rates from the time that the payment is made until we make Mandarin or its affiliates whole.

OGIL has obtained an option to purchase the second drillship (the “Second Drillship”) from Mandarin.  The Second Drillship is currently under construction pursuant to a contract between Mandarin and Daewoo Shipbuilding and Marine Engineering Co, Ltd. The Second Drillship is expected to be completed in 2011. The price for the Second Drillship is $695.0 million (the “Second Drillship Purchase Price”). Upon exercise of the Drillship Option, OGIL shall pay to Mandarin an amount equal to thirty percent (30%) of the Second Drillship Purchase Price. On the first business day that is six (6) months after the date of exercise of the Drillship Option, OGIL shall pay to Mandarin an amount equal to ten percent (10%) of the Second Drillship Purchase Price. On the first business day that is twelve (12) months after the date of exercise of the Drillship Option, OGIL shall pay to Mandarin an amount equal to ten percent (10%) of the Second Drillship Purchase Price. Upon delivery of the Second Drillship, OGIL shall pay to Mandarin the remaining balance of the Second Drillship Purchase Price. The Drillship Option expires on November 30, 2008. In the event OGIL fails to exercise the Drillship Option on or before November 30, 2008, OGIL will pay Mandarin the amount equal to $10.0 million.

In order to finance the contractual obligations for the completion and delivery of the Jackup Rigs, Vantage Drilling has received a commitment letter from a syndicate of lenders contemplating a $440.0 million debt facility (the “Facility”). The Facility will be comprised of the following: (i) a term loan in the amount of the lesser of 36% of the total cost of the Jackup Rigs or $320.0 million (the “Term Loan”); (ii) a top-up loan in the amount of the lesser of 9% of the total cost of the Jackup Rigs or $80.0 million (the “Top-up Loan”); and (iii) a revolving loan in the amount of $40.0 million (the “Revolving Loan”). Each of the Term Loan, Top-up Loan and Revolving Loan shall be split into four equal tranches, i.e. one tranche per Jackup Rig. The Term Loan and the Top-up Loan will be used to provide financing of the Jackup Rigs’ total cost. The Revolving Loan will be used primarily for working capital.

It will be a condition for any pre-delivery drawdown of the Term Loan that the equity portion of the Jackup Rigs’ total cost has already been paid by Vantage Drilling to the shipyard.   Each tranche of the Top-up Loan shall be available as from the delivery date of the relevant Rig, subject to: (i) the relevant Rig being employed under a drilling contract, and (ii) such drilling contract having sufficient value to amortize in full the relevant Top-up tranche during the term of the drilling contract, in addition to the payments due under the Term Loan.  The Revolving Loan shall be available for general corporate purposes as from the delivery date of the relevant Rig and shall be available for letters of credit to secure bid collateral and performance guarantees until the maturity date.

The maturity date for each respective Rig tranche under the Term Loan and Revolving Loan will be seven years plus three months from the delivery date of the relevant Rig. The maturity date will not occur after June 30, 2017. Each Tranche under the Term Loan will be repayable in 28 consecutive quarterly installments of $2.0 million each, commencing six months from the delivery of the relevant Rig. A balloon payment of $24.0 million will be due at maturity together with the last quarterly installment. Each tranche of the Top-up Loan will be repaid in full, in equal quarterly installments, during the relevant drilling contract period. Any outstanding amount of the Revolving Loan tranche will repayable in full on the maturity date.

In December 2007, Vantage Drilling established operating subsidiaries for the purposes of recruiting and retaining the international workforce to complete the construction and begin the operation of the Jackup Rigs and the Drillship. In January 2008, the Company and OGIL entered into a services agreement (“Services Agreement”) with a subsidiary of Vantage Drilling pursuant to which Vantage Drilling will provide operating, marketing and other services to OGIL and the Company as requested. Vantage Drilling will invoice the Company and OGIL based on an estimated pro-rata allocation of the benefits provided. The payments made by OGIL pursuant to the Services Agreement subsequent to December 31, 2007, will be included in the Closing Adjustments at the closing of the Acquisition. During the first quarter of 2008, OGIL advanced $2.0 million to Vantage Drilling to be applied against future invoices.

The transactions as contemplated by the Purchase Agreement are subject to a vote by the stockholders of the Company. Additionally, pursuant to the terms of our initial public offering, up to 29.99% of the stockholders may vote against the Acquisition and request a conversion of their stock for a pro-rata share of the funds held in trust estimated to be $7.95 per share at March 31, 2008. Assuming no stockholders elect to convert their shares, upon completion of the Acquisition, the stockholders of the Company and OGIL will have approximately 56% and 44%, respectively of the outstanding ordinary share of Vantage Drilling and 62% and 38%, respectively, of the outstanding warrants.

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver for drilling demand; however, the availability of quality drilling prospects, exploration success, availability of qualified rigs and operating personnel, relative production costs, availability and lead time requirements for drilling and production equipment, the stage of reservoir development and political and regulatory environments also affect our customers’ drilling programs. We expect global demand for offshore contract drilling services to remain strong, driven by increasing worldwide demand for oil and natural gas, an increased focus by oil and natural gas companies on offshore prospects and increased global participation by national oil companies.

Worldwide demand for jackups in recent years has exceeded supply which has resulted in record dayrates and near full utilization of the worldwide jackup fleet.  We believe there are approximately 80 jackups being developed or currently under construction for delivery through the end of 2010, which includes the jackups being acquired by the Company.  During 2008, dayrates have remained near historically high levels however, rates in certain geographic markets have recently moderated slightly as many of the newbuilds are approaching their initial delivery dates.  Although market forecast still show that the incremental supply of jackups is not adequate to meet the incremental demand, several factors, including the increase supply of jackups, the geographic concentration of the newbuild jackups in Southeast Asia and the newbuild operators’ desire to obtain long-term work to secure future cash flows, have increased the recent contracting volatility.  We anticipate that this volatility will continue through the remainder of 2008 and into 2009 with the long-term trend of increasing jackup rates remaining intact.

We also anticipate that we may continue to see more divergence in the dayrates for older jackup rigs versus higher specification newbuild jackup rigs as contractors owning older rigs may offer lower rates for their rigs in order to get longer term contracts. This is due to the competitive advantages of  newbuild jackups, including those delivered in recent years and the jackups currently under construction, offering enhanced drilling capabilities when compared to the older less sophisticated jackups that allow the rigs to drill faster and safer, achieve greater drilling depths, operate in deeper water, and perform more challenging drilling operations required by customers. We believe that these enhanced drilling capabilities will allow the newbuild rigs to sustain the current market dayrates while the older rigs achieve moderately reduced rates.

The market for deepwater (> 4,000 ft.) and ultra-deepwater (>7,500 ft.) has been very strong in recent years and continues to experience increasing dayrates in 2008 as demand for deepwater and ultra-deepwater rigs has exceeded supply. We believe that customer requirements for deepwater drilling capacity will continue to expand as a result of recent successes in exploratory drilling and the need for rigs to complete and maintain existing deepwater offshore developments. We believe that higher prices for oil will continue to encourage the development of new projects by exploration and production companies on a number of major deepwater discoveries beyond 2010. We believe there are approximately 77 deepwater and ultra-deepwater rigs (including both drillships and semisubmersibles) being developed or currently under construction for delivery through the end of 2011, which will add to the worldwide supply.  Significant recent oilfield discoveries offshore Brazil and continued deepwater field development in the Gulf of Mexico, West Africa and India are expected to further increase the demand for deepwater and ultra-deepwater drillings rigs.  Based on the results of recent tenders and market analysis, we believe that the market for deepwater and ultra-deepwater drilling rigs is significantly under supplied and anticipate more newbuild rigs to be announced.  However, we anticipate that these additional newbuild rigs will not be available until after the delivery of our ultra-deepwater drillship or the ultra-deepwater drillship we have an option to acquire.

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

Results of Operations

We have little operating history. Our entire activity since inception has been to prepare for our fundraising through an offering of our equity securities and, subsequently, to complete a business combination. We will not generate any operating income until the completion of a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction, joint venture or other similar business combination. We have generated non-operating income in the form of interest income on the cash held in our trust account.

For the three months ended March 31, 2008 and for the period from inception (September 8, 2006) to March 31, 2008, we had net income of approximately $1.2 million and $5.6 million, respectively. For the three months ended March 31, 2007, we had essentially no net income. The increase for the three months ended March 31, 2008 is primarily due to generating $2.5 million of interest income on the proceeds of our May 2007 initial public offering, less general and administrative expenses of $760,000 and income taxes of $594,000 as compared to the Company having no operations in the comparable period of 2007. The general and administrative expenses have consisted primarily of establishing a corporate office, hiring of personnel and expenses incurred to evaluate business combinations.

During the period since inception (September 8, 2006) to March 31, 2008, we had net income of approximately $5.6 million consisting of approximately $10.2 million of interest income less general and administrative expenses of $1.7 million and income taxes of $2.9 million.

Liquidity and Capital Resources

As of March 31, 2008, we had approximately $1.5 milion of cash available for general corporate purposes and $275.2 million of cash held in trust.  Additionally, we have posted approximately $500,000 of cash as collateral for bid tenders on behalf of Vantage Drilling. The cash was generated by the proceeds from our initial public offer, our private placement and interest earned on the funds less administrative and tax expenses.

Use of Funds Available for General Corporate Purposes.  We are currently incurring operating expenses for administration, investor relations and for building our management information systems, treasury functions, and accounting functions, which we believe are critical to successfully deploying the Jackup Rigs and Drillship once the construction has been completed. If we do not receive a stockholder vote in favor of the proposed Acquisition pursuant to the Purchase Agreement, or if such stockholder vote is delayed, and the funds from trust are not released to the Company for general corporate purposes, we will not have sufficient funds to continue these efforts through the date that our corporate existence terminates, May 24, 2009, and therefore we will need to suspend such efforts and limit our activities to searching for other potential business combinations in order to allow us to operate until May 24, 2009.

Vantage Drilling and its shareholders are currently incurring operating expenses for developing operational systems, developing the international human resource function, developing training and safety programs, marketing the Jackup Rigs and Drillship, and providing technical assistance to the shipyard construction. These efforts are critical to successfully contracting and deploying the Jackup Rigs and Drillship, as the construction is completed.  Vantage Drilling is funding these efforts by invoicing the Company and OGIL based on the pro-rata allocations of the benefits provided.  The shareholders of OGIL have advanced approximately $2.0 million to the Company for purposes of paying the development expenses of the Company and Vantage Drilling.  If we complete the proposed Acquisition pursuant to the Purchase Agreement, these advances will be included in Closing Adjustments and reimbursed to the stockholder of OGIL out of funds currently held in trust.

Use of Funds Held in Trust.  Under the terms of our initial public offering of stock, in order for the funds held in trust to be released to us for general corporate purposes, we must complete a Qualifying Business Combination. Management believes that the total consideration paid for OGIL of $331.0 million represents the fair value of the assets acquired and exceeds the 80% threshold of the funds held in trust of $275.2 million, less deferred underwriters’ fees of $8.3 million. Accordingly, if the Acquisition pursuant to the Purchase Agreement receives a favorable stockholder vote, we anticipate that the funds held in trust will be released to the Company for general corporate purposes upon the closing of the Acquisition.

We intend to use the approximately $275.2 million of funds held in trust at March 31, 2008, to (i) fund the $56.0 million non-equity portion of the total consideration to be paid for the shares of OGIL, as adjusted pursuant to the Closing Adjustments, (ii) pay income taxes, (iii) upon the completion of the Acquisition pursuant to the Purchase Agreement, pay the deferred underwriting fee of $8.3 million, (iv) make scheduled shipyard payments for the construction of the Jackup Rigs (to the extent not funded from the Debt Facility) and (v) fund ongoing operations.

The purchase agreement for the Drillship is for total consideration of $676.0 million, which includes change orders requested by the Company including an upgrade to the derrick pipe handling capability and modification to the hull design. Thirty percent (30%) of the Drillship’s purchase price will be paid in September 2008 with the balance payable upon acceptance of the completed Drillship.  Of the total consideration of $331.0 million paid for the shares of OGIL, $8.0 million will be applied against the September 2008  Drillship payment. In addition to the consideration paid for the Drillship, the Company anticipates incurring approximately $20.0 million of rig outfitting and completion costs, not including any interest capitalization. Should the Company be delinquent in making any of the shipyard payments and Mandarin or any its affiliates makes the payment on our behalf, we will make Mandarin or any of its affiliates whole for the payment including any unfavorable fluctuations in interest rates or exchange rates from the time that the payment is made until we make Mandarin or its affiliate whole.

OGIL has obtained an option for the purchase of a second ultra-deepwater drillship (the “Drillship Option”) currently under development (the ‘‘Second Drillship’’). We intend to enter into an operating agreement for the Second Drillship prior to exercising the Drillship Option and obtain bank financing to fund the Second Drillship acquisition. However, we may exercise the Drillship Option prior to obtaining either an operating contract or bank financing. As a result, we may pay a portion or all of the initial payment due upon exercise of the Drillship Option with the funds held in trust.

We intend to secure additional financing in the form of debt and/or equity for the initial drillship purchase and exercise the Drillship Option once we have entered into an operating agreement for each of the rigs.  However, we may make the initial down payment of approximately $194.8 million in September 2008 on the drillship or exercise the Drillship Option prior to obtaining an operating agreement.  Our initial discussions with potential lenders regarding the financing of the drillships has indicated that the percentage of the total costs that we will be able to borrow will be dependent upon, among other factors, the dayrate and length of the operating agreement, the credit quality of our customer, the anticipated operating costs, applicable tax rates and other factors that impact the future cash flows available to service the debt.  While our discussions with potential lenders have been favorable, there can be no assurances that adequate debt/or equity financing will be available or available on acceptable terms to fund the purchase of the drillship or the exercise of the drillship option.

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

Contingent Obligations.  In connection with our initial public offering, Deutsche Bank Securities Inc. agreed to defer payment of the remaining three percent (3%) of the gross proceeds from our IPO ($8.3 million) until completion of a Qualifying Acquisition. Until a Qualifying Acquisition is complete, these funds will remain in trust. If we do not complete a Business Combination then the 3% deferred fee will become part of the funds returned to our public stockholders from trust upon our liquidation.

The Company, along with Vantage Drilling and OGIL, entered into a commitment letter providing for a breakup fee of $1.1 million if the Loan Parties decide not to pursue the Debt Facility as a result of our failure to obtain stockholder approval for the Acquisition and $2.2 million if the Loan Parties decide not to complete the debt facility for any other reason or fail to complete the Debt Facility by June 30, 2008. If we do not obtain stockholder approval for the Purchase Agreement and do not complete the Acquisition pursuant to the Purchase Agreement, OGIL and Vantage Drilling may still proceed with the Debt Facility and the Company would have no further obligation related to the commitment letter, except for potential claims against the Company for the fees described above.

Other than contractual obligations incurred in the ordinary course of business, we do not have any other long-term contractual obligations.

Off-Balance Sheet Arrangements, Commitments, Guarantees and Contractual Obligations

Contemporaneously with the consummation of our initial public offering, we issued to the underwriters, in exchange for consideration of $100, an option to purchase up to an aggregate of 1,250,000 units at $9.60 per unit. The units issuable upon exercise of this option are identical to the other units outstanding except that the warrants included in the option have an exercise price of $7.20 per share (120% of the exercise price of the warrants included in the units sold in the initial public offering).

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

We are obligated, commencing on April 9, 2007, and for 38 months thereafter to pay a monthly fee of approximately $8,000 for office space in the Houston metropolitan area. The landlord for the lease is Gateway Ridgecrest, Inc. As part of the negotiation, the landlord required a 38-month lease term if we were to secure the lease for the space. In the event that a business combination is not approved and we are liquidated, Paul Bragg, our Chairman and Chief Executive Officer, has agreed to assume personally the responsibility for the balance of the lease payments for the twelve months remaining after May 24, 2009.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In November 2007, the FASB placed a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities; however, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. Consistent with its requirements, we adopted SFAS No. 157 as of January 1, 2008, except as it relates to nonfinancial assets and liabilities, which will be adopted on January 1, 2009, as allowed under SFAS No. 157. The adoption did not have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We do not expect the adoption of SFAS No. 161 to significantly impact our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently evaluating the effect, if any, that SFAS No. 162 will have on our financial statements.

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

VANTAGE ENERGY SERVICES, INC.

	By:	/s/ DOUGLAS G. SMITH

Douglas G. Smith
Chief Financial Officer and Treasurer
Date: May 15, 2008		(Principal Financial and Accounting Officer)